Form 10-K
period 1997-09-30
GST EQUIPMENT FUNDING INC
filed 1998-01-08
CIK 1044271

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

                          Commission file number 0-9728

                           GST EQUIPMENT FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                       91-1785734
----------------------------------        --------------------------------------
  (State or other jurisdiction of              (IRS Employer Identification
    incorporation or organization                         Number)


                  4001 Main Street, Vancouver, Washington 98663
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (360) 906-7100

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A)
      AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE
                 REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


                  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At January 7, 1998, there were outstanding 100 shares of the Registrant's common stock, $.01 par value per share.

ITEM 1.   BUSINESS

OVERVIEW

         GST Equipment Funding, Inc. ("GST Funding") is a special purpose finance subsidiary of GST Telecommunications, Inc. ("GST"). GST Funding was formed to issue its 13 1/4% Senior Secured Notes due 2007 (the "Secured Notes") that were sold in a private placement in May 1997 (the "Secured Notes Offering") and to purchase equipment with the proceeds of the Secured Notes Offering. GST Funding acts as a purchasing agent for GST USA, Inc., a wholly owned subsidiary of GST and the parent of GST Funding ("GST USA") and sells to GST USA the equipment it purchases. Ultimately, such equipment is leased to the operating subsidiaries of GST by GST USA. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of September 30, 1997 approximately $93.8 million was used to purchase securities pledged to fund the first six interest payments on the Secured Notes and approximately $91.3 million was used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness).

         GST provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. As a facilities-based competitive local exchange carrier, GST operates state-of-the-art, digital telecommunications networks that represent an alternative to incumbent local exchange carriers. GST's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include long distance, Internet, data transmission and private line services, and local dial tone services, which were recently introduced.

         GST's digital networks currently serve 39 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas and Washington. In addition, GST has networks under construction which, when completed, will serve three additional markets and expand its regional footprint to Oregon. GST also constructs, markets and manages longhaul fiber optic facilities, principally in Arizona, California and Hawaii. GST's longhaul fiber optic facilities currently extend approximately 600 route miles and an additional 1,100 route miles are expected to become operational over the next 12 months.


ITEM 2.  PROPERTIES.

         GST Funding neither owns nor leases material properties.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which GST Funding is a party. GST Funding knows of no threatened or pending material legal action against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not required.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for GST Funding's common equity. All of the issued and outstanding shares of such common equity are owned by GST USA.

ITEM 6.  SELECTED FINANCIAL DATA.
         Not required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         OVERVIEW

         GST Funding was formed on March 5, 1997 for the purpose of issuing the Secured Notes and financing the purchase of telecommunications equipment. GST Funding acts as purchasing agent for GST USA and sells to GST USA the equipment it purchases with the proceeds from the Secured Notes Offering. GST Funding has only a limited operating history.

         As of September 30, 1997, GST Funding has purchased approximately $91.3 million of equipment and holds restricted cash and investments of approximately $170.7 million restricted for the acquisition of equipment and the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

OPERATIONS

         The operations of GST Funding are limited to (i) purchasing  equipment,
(ii) selling equipment, (iii) receiving payments under intercompany notes, (iv) making payments of interest and principal on the Secured Notes, and (v) fulfilling its obligations under the indenture relating to the Secured Notes, the pledge agreement relating to the security interest in the Secured Notes and the registration rights agreement relating to the Secured Notes. GST Funding satisfied its obligations under such registration rights agreement in November 1997, upon the consummation of an exchange offer for the Secured Notes.

LIQUIDITY AND CAPITAL RESOURCES

         On May 13, 1997, GST Funding completed the Secured Notes Offering, consisting of $265.0 million in Secured Notes. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of September 30, 1997 approximately $93.8 million was used to purchase securities pledged to fund the first six interest payments on the Secured Notes and approximately $91.3 million was used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness). The indenture governing the Secured Notes includes restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by GST Funding and GST, investment in certain subsidiaries and the payment of dividends.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         See page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         Not required.

ITEM 11. EXECUTIVE COMPENSATION.
         Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Not required.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          Not required.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K.
(a)(1)   Financial Statements:  see the Index to Financial Statements.
   (2)   Financial Statement Schedules:  see the Index to Financial Statements.
   (3)   Exhibits:
   *3(a) Certificate of Incorporation of GST Funding.
   *3(b) By-Laws of GST Funding.
   *4(a) Indenture dated as of May 13, 1997, by and among GST Funding, GST, GST
         USA and United States Trust Company of New York.
 *10(a) Collateral Pledge and Security Agreement dated as of May 13, 1997, by and among GST Funding, United States Trust Company of New York and the holders of the Notes as defined therein.
  **27   Financial Data Schedule.

----------------------------------------
* Incorporated by reference to GST Funding's Registration Statement on Form S-4 (No. 333-33601).
**       Filed herewith.
(b)      Reports on Form 8-K:  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 7th day of January, 1998.

                                             GST EQUIPMENT FUNDING, INC.


                                             By:  /S/ JOHN WARTA
                                                  -----------------------------
                                                      John Warta,
                                                      Chairman of the Board


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Warta, Stephen Irwin, Daniel
Trampush and Clifford V. Sander his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on January 7, 1998.

             SIGNATURE                              TITLE

      /S/ JOHN WARTA
 ----------------------------    Chairman of the Board, Chief Executive Officer
           (John Warta)          (Principal Executive Officer) and Director


     /S/ DANIEL L. TRAMPUSH
-----------------------------    Vice President and Chief Financial Officer
       (Daniel L. Trampush)      (Principal Financial Officer)


    /S/ CLIFFORD V. SANDER
-----------------------------    Vice President, Treasurer and Assistant
       (Clifford V. Sander)      Secretary (Principal Accounting Officer)
                                 and Director


      /S/ STEPHEN IRWIN
-----------------------------    Senior Vice President, Secretary and Director
          (Stephen Irwin)

                         INDEX TO FINANCIAL STATEMENTS

GST Equipment Funding, Inc.
  Independent Auditors' Report of KPMG Peat Marwick LLP.....................F-2
  Balance Sheet at September 30, 1997.......................................F-3
  Statement of Operations for the period from March 5, 1997
    (date of inception) to September 30, 1997...............................F-4
  Statement of Shareholder's Deficit for the period
    from March 5, 1997 (date of inception) to
    September 30, 1997......................................................F-5
  Statement of Cash Flows for the period from March 5, 1997
    (date of inception) to September 30, 1997...............................F-6
  Notes to Financial Statements.............................................F-7

                           GST EQUIPMENT FUNDING, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
GST Equipment Funding, Inc.:


We have audited the accompanying balance sheet of GST Equipment Funding, Inc. (the Company) as of September 30, 1997, and the related statement of operations, shareholder's deficit, and cash flows for the period from March 5, 1997 (date of inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GST Equipment Funding, Inc. as of September 30, 1997, and the results of its operations and cash flows for the period from March 5, 1997 (date of inception) to September 30, 1997 in conformity with generally accepted accounting principles.




                                             /s/ KPMG PEAT MARWICK LLP
                                             -------------------------
                                                 KPMG PEAT MARWICK LLP

Portland, Oregon
November 26, 1997

                           GST EQUIPMENT FUNDING, INC.

                                  BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                               SEPTEMBER 30, 1997




                                     ASSETS

Current assets:
     Cash.....................................................  $       1,003
     Restricted cash and investments..........................         48,964
                                                                   ----------

                                                                       49,967
                                                                   ----------
Restricted investments........................................        121,711
Notes receivable from parent..................................         91,274
Interest receivable from parent...............................          3,655
Deferred financing costs, less accumulated
     amortization of $364.....................................          9,182
                                                                   ----------

                                                                      225,822
                                                                   ----------
                                                                $     275,789
                                                                   ==========
                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accrued interest payable.................................         13,460
     Accrued income taxes payable to parent...................          2,680
     Other payable to parent..................................          1,905
                                                                   ----------

                                                                       18,045
                                                                   ----------
Long-term debt................................................        265,000

Shareholder's deficit:
     Common stock:
        Authorized - 1,000 of $.01 par common shares;
           issued and outstanding - 100 shares................              -
     Additional paid-in capital...............................          1,000
     Accumulated deficit......................................         (8,256)
                                                                   ----------

                                                                       (7,256)
                                                                   ----------
                                                                $     275,789
                                                                  ===========

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                             STATEMENT OF OPERATIONS

                                 (IN THOUSANDS)

                        FOR THE PERIOD FROM MARCH 5, 1997
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1997


Revenues:
     Interest income..............................    $      8,248
                                                         ---------

                Total revenues....................           8,248
                                                         ---------

Operating costs and expenses:
     Interest expense.............................          13,824
                                                         ---------

                Loss before income taxes..........          (5,576)
                                                         ---------

Income taxes......................................          (2,680)
                                                         ---------

                Net loss..........................    $     (8,256)
                                                         =========


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                       STATEMENT OF SHAREHOLDER'S DEFICIT

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                        FOR THE PERIOD FROM MARCH 5, 1997
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1997



                                                 COMMON STOCK        ADDITIONAL                     TOTAL
                                               --------------         PAID-IN   ACCUMULATED     SHAREHOLDER'S
                                               SHARES   AMOUNT        CAPITAL     DEFICIT           DEFICIT
                                               ------   ------        -------     -------           -------

Balance, at date of inception......             100     $  -              1          -                 1

Capital investment by parent.......              -         -            999          -               999
Net loss...........................              -         -             -      (8,256)           (8,256)
                                                ---     ----          -----     ------            -------

Balance, September 30, 1997........             100     $  -          1,000     (8,256)           (7,256)
                                                ===     ====          =====     ======            ========


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                        FOR THE PERIOD FROM MARCH 5, 1997
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1997



Operations:
     Net loss.............................................    $      (8,256)
     Items not involving cash:
        Amortization of deferred financing costs..........              364

Changes in non-cash operating working capital:
     Interest receivable from parent......................           (3,655)
     Accrued interest payable.............................           13,460
     Accrued income taxes payable to parent...............            2,680
     Other payable to parent..............................            1,905
                                                                 ----------

                Cash provided by operations...............            6,498
                                                                 ----------

Investing:
     Change in cash and investments restricted for
        fixed asset purchases.............................          (76,885)
     Notes receivable from parent.........................          (91,274)
                                                                 ----------

                Cash used in investing activities.........         (168,159)
                                                                    -------

Financing:
     Proceeds from issuance of long-term debt.............          265,000
     Purchase of investments restricted for interest
        payments..........................................          (93,790)
     Deferred debt financing costs........................           (9,546)
     Proceeds from investment by parent...................            1,000
                                                                 ----------

                Cash provided by financing activities.....          162,664
                                                                 ----------

                Increase in cash and cash equivalents.....            1,003

Cash and cash equivalents, beginning of period............               -
                                                                 ---------

Cash and cash equivalents, end of period..................    $       1,003
                                                                 ==========


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                               SEPTEMBER 30, 1997




(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF THE COMPANY

       GST Equipment Funding, Inc. (the Company) was formed on March 5, 1997. The Company is a wholly-owned subsidiary of GST USA, Inc. (GST USA), which is a wholly-owned subsidiary of GST Telecommunications, Inc. (GST).

       The Company's operations are limited to (i) purchasing equipment, (ii) selling equipment to parent, (iii) receiving payments under Intercompany Notes, and (iv) making payments of interest and principal on senior secured notes.

       RESTRICTED CASH AND INVESTMENTS

       Pursuant to the terms of the senior secured notes issued on May 13, 1997, the Company's use of the net proceeds are restricted for the acquisition of equipment and payment of interest.

       INVESTMENTS

       The Company classifies its investments, consisting exclusively of U.S. Treasury securities, as available-for-sale and held-to-maturity. Held-to-maturity investments, totaling $95,974 and maturing between one and three years, are restricted for interest payments. Available-for-sale investments, totaling $74,701 and maturing between one month and two years, are restricted for equipment purchases. All investments are reported in the accompanying financial statements at amortized cost. Amortized cost approximates the market value at September 30, 1997.

       DEFERRED FINANCING COSTS

       Deferred financing costs consisting of legal, accounting and underwriting fees related to the May 13, 1997 debt offering have been deferred and are being amortized to interest expense over the life of the related notes.


                                                                     (Continued)

                           GST EQUIPMENT FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 (IN THOUSANDS)




       INCOME TAXES

       The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

       FINANCIAL INSTRUMENTS

       The carrying amounts reported in the balance sheet for cash, short-term borrowings, accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments.

       The carrying amount of the Company's long-term debt approximates its fair value. The fair value of the Company's long-term debt was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.

       Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                                                     (Continued)

                           GST EQUIPMENT FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


(2) FINANCING ARRANGEMENTS

       LONG-TERM DEBT

       The Company's long-term debt consists of the following at September 30, 1997:

           Senior secured notes, interest at 13.25%
               with semi-annual interest payments due
               commencing November 1, 1997,
               principal due May 13, 2007........................    $ 265,000
                                                                       ========

       ISSUANCE OF SENIOR SECURED NOTES

       The Company completed a private placement (the May Offering) under an indenture (the Indenture) dated May 13, 1997, of $265,000 of senior secured notes (the Notes). The Notes bear interest at 13.25% payable in semi-annual installments commencing November 1, 1997. Net proceeds from the May Offering totaled approximately $255,800, and are to be used to refinance approximately $41,500 of intercompany indebtedness, and fund the purchase of equipment and the first six scheduled interest payments totaling $93,790 on the Notes. Pursuant to the Indenture, all purchased equipment will be sold to GST USA for use in its telecommunications operations (see note 3). The Notes are secured by a first priority security interest in the equipment and the restricted investment securities held for the payment of interest. The Notes are subject to certain debt covenants.

       The Indenture provides that GST USA will assume and become a direct obligor on the Notes and GST will guarantee the Notes on May 13, 2000, or earlier if permitted by the terms of their existing debt. Once assumed the Notes will be secured senior indebtedness of GST USA. The Note Guarantee will be senior unsecured indebtedness of GST.

       The Notes are redeemable at the option of GST USA, in whole or in part, at any time, on or after May 1, 2002, initially at 106.625% of their principal amount, plus accrued and unpaid interest, declining ratably to 100% on or after May 1, 2004. If on May 13, 2000, GST USA is prohibited from assuming all of the Notes, the Company will redeem the portion of the Notes that cannot be assumed at 101% of their principal amount plus accrued interest at the date of redemption.


                                                                     (Continued)

                           GST EQUIPMENT FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

(3) RELATED PARTY TRANSACTIONS

       The Company acts as a purchasing agent for GST USA and sells to GST USA the equipment it purchases with the proceeds from the May Offering. At September 30, 1997, the Company's cumulative purchases for GST USA totaled $91,274, represented by the note receivable from parent. The note receivable is guaranteed by GST and bears interest at 15.25%, compounded semiannually on May and November 1, and is payable in full on May 13, 2000.

       The payable to parent of $1,905 at September 30, 1997 consists of cash advances from GST USA for the purchase of equipment and the payment of expenses related to the May Offering.

(4) INCOME TAXES

       Income tax expense for the period from March 5, 1997 (date of inception) to September 30, 1997, consists of:

                                       CURRENT       DEFERRED       TOTAL

         Federal.................   $     2,680            -         2,680
         State...................            -             -            -
                                       --------     ---------      ------

                                    $     2,680            -         2,680
                                       ========     =========      =======

       The provision for income taxes differs from the "expected" amount computed by applying the U.S. federal corporate rate as follows:

         Computed "expected" income tax benefit.................    $(1,896)
         Increase resulting from:
             Change in valuation allowance......................      4,576
                                                                    -------

         Actual tax expense.....................................    $ 2,680
                                                                    =======

       The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 1997, are derived primarily from interest expense not currently deductible for tax purposes. Gross deferred tax assets and liabilities amount to $4,576 and $-0-, respectively, at September 30, 1997.


                                                                     (Continued)

                           GST EQUIPMENT FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 (IN THOUSANDS)




       The valuation allowance for deferred tax assets as of September 30, 1997, was $4,576. The net change in the total valuation allowance for the period from March 5, 1997 (date of inception) ended September 30, 1997, was an increase of $4,576.

       The Company files consolidated income tax returns with its parent corporation. However, income tax expense is computed as if the Company filed on a single entity basis. The tax related balance due to the parent corporation as of September 30, 1997 was $2,680.

                                  EXHIBIT INDEX

EXHIBIT

   *3(a) Certificate of Incorporation of GST Funding.
   *3(b) By-Laws of GST Funding.
   *4(a) Indenture dated as of May 13, 1997, by and among GST Funding, GST, GST
         USA and United States Trust Company of New York.
 *10(a) Collateral Pledge and Security Agreement dated as of May 13, 1997, by and among GST Funding, United States Trust Company of New York and the holders of the Notes as defined therein.
  **27   Financial Data Schedule.

----------------------

* Incorporated by reference to GST Funding's Registration Statement on Form S-4 (No. 333-33601).
**       Filed herewith.