Form 10-K
period 1997-12-31
GST EQUIPMENT FUNDING INC
filed 1998-03-27
CIK 1044271

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/  /     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended__________________

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from OCTOBER 1, 1997 to DECEMBER 31, 1997

                          Commission file number 0-9728

                           GST EQUIPMENT FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                    91-1785734
 ---------------------------------------            ----------------------------
      (State or other jurisdiction of               (IRS Employer Identification
       incorporation or organization                           Number)

          4001 Main Street, Vancouver, Washington             98663
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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At March 26, 1998, there were outstanding 100 shares of the Registrant's common stock, $.01 par value per share.

ITEM 1.   BUSINESS.

OVERVIEW

         GST Equipment Funding, Inc. ("GST Funding") is a special purpose finance subsidiary of GST Telecommunications, Inc. ("GST"). GST Funding was formed to issue its 13 1/4% Senior Secured Notes due 2007 (the "Secured Notes") that were sold in a private placement in May 1997 (the "Secured Notes Offering") and to purchase equipment with the proceeds of the Secured Notes Offering. GST Funding acts as a purchasing agent for GST USA, Inc., a wholly owned subsidiary of GST and the parent of GST Funding ("GST USA") and sells to GST USA the equipment it purchases. Ultimately, such equipment is leased to the operating subsidiaries of GST by GST USA. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of December 31, 1997 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes (the first such payment of $16.4 million having been made in November 1997) and approximately $104.4 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness).

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

         GST's digital networks currently serve 40 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas, Washington and Guam. In addition, GST has networks under construction which, when completed, will serve two additional markets and expand its regional footprint to Oregon. GST also constructs, markets and manages longhaul fiber optic facilities, principally in Arizona, California and Hawaii. GST's longhaul fiber optic facilities currently extend approximately 700 route miles and an additional 1,600 route miles are expected to become operational over the next 12 months.

ITEM 2.  PROPERTIES.

         GST Funding neither owns nor leases material properties.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which GST Funding is a party. GST Funding knows of no threatened or pending material legal action against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not required.

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

         As of December 31, 1997, GST Funding has purchased approximately $104.4 million of equipment and holds restricted investments of approximately $143.4 million restricted for the acquisition of equipment and the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

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

LIQUIDITY AND CAPITAL RESOURCES

         On May 13, 1997, GST Funding completed the Secured Notes Offering, consisting of $265.0 million in Secured Notes. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of December 31, 1997 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes (the first such payment of $16.4 million having been made in November 1997) and approximately $104.4 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness). The indenture governing the Secured Notes includes restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by GST Funding and GST, investment in certain subsidiaries and the payment of dividends.

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

ITEM 11. EXECUTIVE COMPENSATION.
         Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Not required.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          Not required.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:  see the Index to Financial Statements.
   (2)   Financial Statement Schedules:  Not applicable.
   (3)   Exhibits:
   *3(a) Certificate of Incorporation of GST Funding.
   *3(b) By-Laws of GST Funding.
   *4(a) Indenture dated as of May 13, 1997, by and among GST Funding,  GST, GST
         USA and United States Trust Company of New York.
 *10(a) Collateral Pledge and Security Agreement dated as of May 13, 1997, by and among GST Funding, United States Trust Company of New York and the holders of the Notes as defined therein.
  **27   Financial Data Schedule.

-----------------------
* Incorporated by reference to GST Funding's Registration Statement on Form S-4 (No. 333-33601).
**       Filed herewith.
(b)      Reports on Form 8-K:  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 26th day of March, 1998.

                                                  GST EQUIPMENT FUNDING, INC.

                                                  By: /S/ JOHN WARTA
                                                      -----------------------
                                                          John Warta,
                                                          Chairman of the Board

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on March 26, 1998.

      SIGNATURE                              TITLE
      ---------                              -----


/S/ JOHN WARTA
----------------------     Chairman of the Board, Chief Executive Officer
 (John Warta)              (Principal Executive Officer) and Director


/S/ DANIEL L. TRAMPUSH
-----------------------    Vice President and Chief Financial Officer (Principal
 (Daniel L. Trampush)      Financial Officer)


/S/ CLIFFORD V. SANDER
-----------------------    Vice President, Treasurer and Assistant Secretary
 (Clifford V. Sander)      (Principal Accounting Officer) and Director


/S/ STEPHEN IRWIN
-----------------------    Senior Vice President, Secretary and Director
 (Stephen Irwin)

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page(s)

GST EQUIPMENT FUNDING, INC.

Independent Auditors' Report.................................................F-2

Balance Sheets at December 31, 1997, and
  September 30, 1997.........................................................F-3

Statements of Operations for the
  three-month period ended December 31, 1997
  and the period from March 5, 1997 (date of inception)
  to September 30, 1997......................................................F-4

Statements of Shareholders' (Deficit) Equity
  at December 31, 1997 and the period from March 5, 1997
  (date of inception) to September 30, 1997..................................F-5

Statements of Cash Flows for the
  three-month period ended December 31, 1997
  and the period from March 5, 1997 (date of inception)
  to September 30, 1997......................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
GST Equipment Funding, Inc.:

We have audited the accompanying balance sheets of GST Equipment Funding, Inc. as of December 31, 1997 and September 30, 1997, and the related statements of operations, shareholder's deficit, and cash flows for the three-month period ended December 31, 1997 and for the period from March 5, 1997 (date of inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GST Equipment Funding, Inc. as of December 31, 1997 and September 30, 1997, and the results of its operations and cash flows for the three-month period ended December 31, 1997 and the period from March 5, 1997 (date of inception) to September 30, 1997, in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP

Portland, Oregon
February 25, 1998

                           GST EQUIPMENT FUNDING, INC.

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                 DECEMBER 31,                     SEPTEMBER 30,
                                                   ASSETS                            1997                             1997
                                                   ------                            ----                             ----

Current assets:
      Cash .............................................................   $              373               $            1,003
      Restricted investments............................................               30,656                           48,964
                                                                                -------------                    -------------

                                                                                       31,029                           49,967
                                                                                -------------                    -------------

Restricted investments..................................................              112,719                          121,711
Notes receivable from parent............................................              109,164                           91,274
Interest receivable from parent.........................................                2,670                            3,655
Deferred financing costs, net...........................................                8,994                            9,182
                                                                                -------------                    -------------

                                                                                      233,547                          225,822
                                                                                -------------                    -------------

                                                                           $          264,576               $          275,789
                                                                                =============                    =============

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
      Accrued interest payable..........................................                5,852                           13,460
      Accrued income taxes payable to parent............................                   -                             2,680
      Other payable to parent...........................................                1,260                            1,905
                                                                                -------------                    -------------

                                                                                        7,112                           18,045
                                                                                -------------                    -------------

Long-term debt..........................................................              265,000                          265,000

Shareholder's deficit:
      Common stock:
           Authorized - 1,000 of $.01 par common shares;
               issued and outstanding - 100 shares......................                   -                                -
      Additional paid-in capital........................................                1,000                            1,000
      Accumulated deficit...............................................               (8,536)                          (8,256)
                                                                                -------------                    -------------

                                                                                       (7,536)                          (7,256)
                                                                                -------------                    -------------

                                                                           $          264,576               $          275,789
                                                                                =============                    =============


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                                                                        PERIOD FROM
                                                                  THREE-MONTH           MARCH 5, 1997
                                                                    PERIOD                (DATE OF
                                                                     ENDED              INCEPTION) TO
                                                                 DECEMBER 31,           SEPTEMBER 30,
                                                                     1997                   1997
                                                                     ----                   ----

Revenues:
  Interest income.............................................    $  6,059                 $ 8,248
                                                                  ----------               -------

              Total revenues..................................       6,059                   8,248
                                                                  ----------               -------

Operating costs and expenses:
  Interest expense............................................       9,019                  13,824
                                                                  ----------               -------

              Loss before income taxes........................      (2,960)                 (5,576)
                                                                  ----------               -------

Income tax expense (benefit):
  Current  ...................................................      (2,680)                  2,680
  Deferred ...................................................         -                       -
                                                                  --------                 --------

                                                                    (2,680)                  2,680
                                                                  --------                 --------

              Net loss........................................    $   (280)                $(8,256)
                                                                  ========      =          ========


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                       STATEMENTS OF SHAREHOLDER'S DEFICIT

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1997
                   AND THE PERIOD FROM MARCH 5, 1997 (DATE OF
                        INCEPTION) TO SEPTEMBER 30, 1997


                                                 COMMON STOCK             ADDITIONAL                              TOTAL
                                          ------------------------          PAID-IN        ACCUMULATED        SHAREHOLDER'S
                                           SHARES           AMOUNT          CAPITAL          DEFICIT             DEFICIT
                                           ------           ------          -------          -------             -------

Balance, at date of inception............     100           $   -          $    1           $   -                 $     1

Capital investment by parent.............      -                -             999               -                     999
Net loss   ..............................      -                -             -               (8,256)              (8,256)
                                          -------           ------         ------           --------              -------

Balance, September 30, 1997..............     100               -           1,000             (8,256)              (7,256)

Net loss   ..............................       -               -             -                 (280)                (280)
                                           -------           ------        ------           ---------             --------

Balance, December 31, 1997...............     100           $   -          $1,000           $ (8,536)             $(7,536)
                                           ======           ======         ======           ========              =========


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                                          PERIOD FROM
                                                                                 THREE-MONTH             MARCH 5, 1997
                                                                                   PERIOD                  (DATE OF
                                                                                    ENDED                INCEPTION) TO
                                                                                DECEMBER 31,             SEPTEMBER 30,
                                                                                    1997                     1997
                                                                                    ----                     ----

Operations:
      Net loss ......................................................           $       (280)           $      (8,256)
      Items not involving cash:
           Amortization of deferred financing costs..................                    241                      364

Changes in non-cash operating working capital:
      Interest receivable from parent................................                    985                   (3,655)
      Accrued interest payable.......................................                 (7,608)                  13,460
      Accrued income taxes payable to parent.........................                 (2,680)                   2,680
      Other payable to parent........................................                   (645)                   1,905
                                                                                ------------            -------------

                     Cash (used in) provided by operations...........                 (9,987)                   6,498
                                                                                ------------            -------------

Investing:
      Change in investments restricted for
           fixed asset purchases.....................................                 12,217                  (74,701)
      Notes receivable from parent...................................                (17,890)                 (91,274)
                                                                                ------------            -------------

                     Cash used in investing activities...............                 (5,673)                (165,975)
                                                                                ------------            -------------

Financing:
      Proceeds from issuance of long-term debt.......................                     -                   265,000
      Change in investments restricted for interest
           payments  ................................................                 15,083                  (95,974)
      Deferred debt financing costs..................................                    (53)                  (9,546)
      Proceeds from investment by parent.............................                     -                     1,000
                                                                                ------------            -------------

                     Cash provided by financing activities...........                 15,030                  160,480
                                                                                ------------            -------------

                     (Decrease) increase in cash and cash
                           equivalents...............................                   (630)                   1,003

Cash and cash equivalents, beginning of period.......................                  1,003                       -
                                                                                ------------            ------------

Cash and cash equivalents, end of period.............................           $        373            $       1,003
                                                                                ============            =============

Supplemental disclosure of cash flow information:
      Cash paid for interest.........................................           $     16,386            $          -


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF THE COMPANY

         GST Equipment Funding, Inc. (the Company) was formed on March 5, 1997. The Company is a wholly-owned subsidiary of GST USA, Inc. (GST USA), which is a wholly-owned subsidiary of GST Telecommunications, Inc.
         (GST).

         The Company's operations are limited to (i) purchasing equipment, (ii) selling equipment to GST USA, (iii) receiving payments under Intercompany Notes, and (iv) making payments of interest and principal on senior secured notes.

         RESTRICTED INVESTMENTS

         The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

         The  Company  classifies  its  restricted  investments,  consisting  at
         December 31, 1997 of $143,375 in U.S. Treasury securities as available-for-sale and held-to-maturity. Held-to-maturity investments, recorded at amortized cost, totaling $80,891 and $95,974 at December 31, 1997 and September 30, 1997, respectively, and maturing between three months and three years, are restricted for interest payments. Available-for-sale investments, totaling $62,484 and $74,701 at December 31, 1997 and September 30,, 1997, respectively, and maturing between two months and one year, are restricted for equipment purchases. Available-for-sale securities are recorded at amortized cost which approximates the market value of such securities at December 31, 1997 and September 30, 1997.

         DEFERRED FINANCING COSTS

         Deferred financing costs, consisting of legal, accounting and underwriting fees related to the May 13, 1997 debt offering, and are being amortized to interest expense over the life of the related notes. Amounts amortized totaled $241 and $364 for the three-month period ended December 31, 1997 and for the period from March 5, 1997 (date of inception) to September 30, 1997, respectively.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made in the accompanying financial statements for September 30, 1997 to conform with the December 31, 1997 presentation.

                                                                     (Continued)

                           GST EQUIPMENT FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

(2) FINANCING ARRANGEMENTS

         LONG-TERM DEBT

         The Company's long-term debt consists of the following at December 31, 1997 and September 30, 1997:

               Senior secured notes, interest at 13.25%,
                    due May 1, 2007.........................$ 265,000
                                                            =========

         ISSUANCE OF SENIOR SECURED NOTES

         The Company completed a private placement (the 1997 Offering) under an indenture (the Indenture) dated May 13, 1997, of $265,000 of Senior Secured Notes (the Secured Notes). The Secured Notes bear interest at 13.25% payable in semi-annual installments commencing November 1, 1997. Net proceeds from the 1997 Offering totaled approximately $255,800, $93,790 of which were set aside to fund the first six scheduled interest payments. The remainder of the net proceeds is restricted to the purchase and installation of telecommunications equipment. Pursuant to the Indenture, all purchased equipment will be sold to GST USA for use in its telecommunications operations (see note 3). The Secured
         Notes are secured by a first priority security interest in the equipment and the restricted investment securities held for the payment of interest. The Secured Notes are subject to certain debt covenants.

         The Indenture provides that GST USA will assume and become a direct obligor on the Secured Notes and GST will guarantee the Secured Notes on May 13, 2000, or earlier if permitted by the terms of their existing debt. Once assumed the Secured Notes will be secured senior indebtedness of GST USA. The note guarantee will be senior unsecured indebtedness of GST.

         The Secured Notes are redeemable at the option of GST USA, in whole or in part, at any time, on or after May 1, 2002, initially at 106.625% of their principal amount, plus accrued and unpaid interest, declining ratably to 100% on or after May 1, 2004. If on May 13, 2000, GST USA is prohibited from assuming all of the Secured Notes, the Company will redeem the portion of the Secured Notes that cannot be assumed at 101% of their principal amount plus accrued interest at the date of redemption.

                                                                     (Continued)

                           GST EQUIPMENT FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

(3) RELATED PARTY TRANSACTIONS

    The Company acts as a purchasing agent for GST USA and sells to GST USA the equipment it purchases with the proceeds from the 1997 Offering. The note receivable from parent of $109,164 and $91,274 at December 31, 1997 and September 30, 1997, respectively, represents equipment purchases for GST USA and compounded interest. The note receivable is guaranteed by GST and bears interest at 15.25%, compounded semiannually on May and November 1, and is payable in full on May 13, 2000. Interest income earned on the note receivable from parent totalled $3,838 and $3,543 for the periods ended December 31, 1997 and September 30, 1997, respectively.

    The payable to parent of $1,260 and $1,905 at December 31, 1997 and September 30, 1997, respectively, consists of cash advances from GST USA for the purchase of equipment and the payment of expenses related to the May Offering.

(4) INCOME TAXES

    The provision for income taxes differs from the "expected" amount computed by applying the U.S. federal corporate rate as follows:

                                                       FOR THE PERIOD ENDED
                                                  ------------------------------
                                                  DECEMBER 31,     SEPTEMBER 30,
                                                     1997              1997
                                                     ----              ----

      Computed "expected" income tax
           benefit................................$(1,007)           $(1,896)
      Effect of change in valuation allowance..... (1,673)             4,576
                                                  -------            -------

      Actual tax expense (benefit)................$(2,680)           $ 2,680
                                                  =======            =======

      The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1997 and September 30, 1997, are derived primarily from interest expense not currently deductible for tax purposes. Gross deferred tax assets and liabilities amount to $2,903 and $-0- at December 31, 1997, respectively, and $4,576 and $-0-, respectively, at September 30, 1997.

                                                                     (Continued)

                           GST EQUIPMENT FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

      The valuation allowance for deferred tax assets as of December 31, 1997 and September 30, 1997 was $2,903 and $4,576, respectively. The net change in the total valuation allowance for the periods ended December 31, 1997 and September 30, 1997, was a decrease of $1,673 and an increase of $4,576, respectively.

      The Company files consolidated income tax returns with its parent corporation. However, income tax expense (benefit) is computed as if the Company filed on a single entity basis. The tax related balance due to the parent corporation as of December 31, 1997 and September 30, 1997 was $-0-and $2,680, respectively.

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

------------------------
* Incorporated by reference to GST Funding's Registration Statement on Form S-4 (No. 333-33601).
**       Filed herewith.