Form 10-Q
period 1998-03-31
GST EQUIPMENT FUNDING INC
filed 1998-05-15
CIK 1044271

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------- to -----------------

                          Commission file number 0-9728

                           GST EQUIPMENT FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                 91-1785734
--------------------------------------------------------------------------------
(State or Other Jurisdiction               (IRS Employer Identification
 of Incorporation or Organization)                     Number)


        4001 Main Street, Vancouver, WA                            98663
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 906-7100

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
                 INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS
                    THEREFORE FILING THIS FORM 10-Q WITH THE
                 REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 11, 1998, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

                           GST EQUIPMENT FUNDING, INC.

                                      INDEX

                                                                         PAGE(S)

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

        Balance Sheet - March 31, 1998 (unaudited)
        and December 31, 1997                                                 3

        Statements of Operations - Three Months
        Ended March 31, 1998 and period from March 5, 1997 (date of
        inception) to March 31, 1997 (unaudited)                              4

        Statements of Cash Flows - Three Months
        Ended March 31, 1998 and period from March 5, 1997 (date of
        inception) to March 31, 1997 (unaudited)                              5

        Notes to Financial Statements (unaudited)                             6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
        NARRATIVE)                                                             7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        Not Required

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       8


SIGNATURES                                                                     9

                           GST EQUIPMENT FUNDING, INC.
                                 BALANCE SHEETS
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                           March 31, 1998  December 31, 1997 (1)
                                           --------------  ---------------------

ASSETS
     Current assets:
       Cash                                   $     916          $     373
       Restricted cash and investments           31,109             30,656
                                              ---------          ---------
            Total current assets                 32,025             31,029

     Restricted investments                     103,013            112,719
     Notes receivable from parent               120,443            109,164
     Interest receivable from parent              7,042              2,670
     Deferred financing costs, net                8,918              8,994
                                              ---------          ---------

                                              $ 271,441          $ 264,576
                                              =========          =========

LIABILITIES AND SHAREHOLDER'S DEFICIT
     Current liabilities:
       Accrued interest payable                  14,630              5,852
       Other payable to parent                    1,968              1,260
                                              ---------          ---------

            Total current liabilities            16,598              7,112
                                              ---------          ---------

     Long term debt                             265,000            265,000

     Shareholder's deficit:
       Common stock                                --                 --
       Additional paid-in capital                 1,000              1,000
       Deficit                                  (11,157)            (8,536)
                                              ---------          ---------

            Total shareholder's deficit         (10,157)            (7,536)
                                              ---------          ---------

                                              $ 271,441          $ 264,576
                                              =========          =========

(1) The information in this column was derived from GST Equipment Funding's audited financial statements as of December 31, 1997.

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Period from
                                                           March 5, 1997
                                        Three Months         (date of
                                       Ended March 31,     inception) to
                                           1998            March 31, 1997
                                       ---------------     -------------

Revenue:
        Interest income                  $ 6,413                $--

Operating costs and expenses:
        Interest expense                   9,034                 --
                                         -------                ---

Loss before income taxes                  (2,621)                --

        Income taxes                        --                   --
                                         -------                ---

Net loss                                 $(2,621)               $--
                                         =======                ===

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                          Period from
                                                                                                         March 5, 1997
                                                                                      Three Months         (date of
                                                                                     Ended March 31,     inception) to
OPERATIONS:                                                                               1998           March 31, 1997
                                                                                     ---------------     -------------
Net loss                                                                              $ (2,621)             $   --
Items not involving cash:
  Amortization of deferred financing costs                                                 256                  --
Changes in non-cash operating working capital:
  Interest receivable from parent                                                       (4,372)                 --
  Accrued interest payable                                                               8,778                  --
  Other payable to parent                                                                  708                  --
                                                                                      --------              --------

Net cash used in operations                                                              2,749                  --

INVESTING:
 Change in investments restricted for fixed asset purchases                              8,011                  --
  Notes receivable from parent                                                         (11,279)                 --
                                                                                      --------              --------

Net cash used in investing activities                                                   (3,268)                 --

FINANCING:
  Equity investment by parent                                                             --                       1
  Change in investments restricted to finance interest payments                          1,242                  --
  Deferred debt issuance costs                                                            (180)                 --
                                                                                      --------              --------

Cash provided by financing activities                                                    1,062                  --
                                                                                      --------              --------

Net increase (decrease) in cash and cash equivalents                                       543                     1
Cash and cash equivalents at beginning of period                                           373                  --
                                                                                      --------              --------

Cash and cash equivalents at end of period                                            $    916              $      1
                                                                                      ========              ========

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The accompanying financial statements of GST Equipment Funding, Inc. ("GST Funding") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the GST Funding's audited consolidated financial statements for the three months ended December 31, 1997, as included in the GST Funding's Transition Report on Form 10-K for the three month transition period ended December 31, 1997.

2.     NET INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY

       GST Funding does not have any equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 100 for the periods presented, all of which are owned by GST USA, Inc., income
(loss) per share data is meaningless and is not presented in the accompanying consolidated condensed financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (REDUCED DISCLOSURE NARRATIVE).

OVERVIEW

            GST Equipment Funding, Inc. ("GST Funding") was formed on March 5, 1997 for the purpose of issuing its 13-1/4% Senior Secured Notes due 2007 (the
"Secured  Notes")  in a  private  placement  in May  1997  (the  "Secured  Notes
Offering") and to finance the purchase of telecommunications equipment. GST Funding acts as purchasing agent for GST USA, Inc. ("GST USA") and sells to GST USA the equipment it purchases with the proceeds from the Secured Notes Offering. GST Funding has only a limited operating history.

            As of March 31, 1998, GST Funding has purchased approximately $115.7 million of equipment and holds restricted investments of approximately $134.1 million restricted for the acquisition of equipment and the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST Telecommunications, Inc. ("GST").

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

LIQUIDITY AND CAPITAL RESOURCES

            On May 13, 1997, GST Funding completed the Secured Notes Offering, consisting of $265.0 million in Secured Notes. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of March 31, 1998 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes (the first such payment of $16.4 million having been made in November 1997) and approximately $115.7 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness). The indenture governing the Secured Notes includes restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by GST Funding and GST, investment in certain subsidiaries and the payment of dividends.

                           PART II: OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              Exhibit 27                             Financial Data Schedule

         (b)  Reports on Form 8-K
                  None

                               S I G N A T U R E S


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





Date: May 14, 1998                      GST EQUIPMENT FUNDING, INC.
                                        (Registrant)


                                        /s/ Daniel L. Trampush
                                        ----------------------
                                        Daniel L. Trampush,
                                        (Vice President and Chief
                                        Financial Officer)