Form 10-Q
period 1998-06-30
GST EQUIPMENT FUNDING INC
filed 1998-08-14
CIK 1044271

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________________

                          Commission file number 0-9728

                           GST EQUIPMENT FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                        91-1785734
--------------------------------------------------------------------------------
(State or Other Jurisdiction                (IRS Employer Identification
 of Incorporation or Organization)          Number)

        4001 MAIN STREET, VANCOUVER, WA                  98663
---------------------------------------                ----------
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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes /X/ Yes   No / /

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 12, 1998, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

                           GST EQUIPMENT FUNDING, INC.

                                      INDEX

                                                                         PAGE(S)

                          PART I: FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:

               Balance Sheets - June 30, 1998 (unaudited)
               and December 31, 1997                                       3

               Statements of Operations  - Three Months Ended
               June 30, 1998 and 1997 and Six Months Ended
               June 30, 1998 and period from March 5, 1997
               (date of inception) to June 30, 1997
               (unaudited)                                                 4

               Statements of Cash Flows - Six Months Ended
               June 30, 1998 and period from March 5, 1997
               (date of inception) to June 30, 1998
               (unaudited)                                                 5

               Notes to Financial Statements (unaudited)                   6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
               NARRATIVE)                                                  7

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               Not Required

                           PART II: OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                            8


SIGNATURES                                                                 9

                           GST EQUIPMENT FUNDING, INC.
                                 BALANCE SHEETS
                 JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                        June 30, 1998     December 31, 1997
                                                        -------------     -----------------
ASSETS
     Current assets
       Cash and cash equivalents                            $ 3,968            $ 373
       Restricted investments                                31,601           30,656
                                                         -----------      -----------
            Total current assets                             35,569           31,029
                                                         -----------      -----------

     Restricted investments                                  56,354          112,719
     Notes receivable from parent                           159,292          109,164
     Interest receivable from parent                          3,764            2,670
     Deferred financing costs, net                            8,676            8,994
                                                         -----------      -----------
                                                          $ 263,655        $ 264,576
                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
     Current liabilities
       Accrued interest payable                             $ 5,852          $ 5,852
       Other payable to parent                                5,011            1,260
                                                         -----------      -----------
            Total current liabilities                        10,863            7,112
                                                         -----------      -----------
     Long term debt                                         265,000          265,000

     Shareholders' deficit
       Common stock:
         Authorized - 1,000 of $.01 par common shares;
           issued and outstanding - 100 shares                    -                -
       Additional paid-in capital                             1,000            1,000
       Accumulated deficit                                  (13,208)          (8,536)
                                                         -----------      -----------
            Total shareholders' deficit                     (12,208)          (7,536)
                                                         -----------      -----------
                                                          $ 263,655        $ 264,576
                                                         ===========      ===========

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

       See notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                             Three Months              Six Months
                                            Ended June 30,             Ended June 30,         Period from date
                                     ------------------------   ----------------------          of inception
                                                                                                (March 5, 1997)
                                         1998            1997              1998                to June 30, 1997
                                     ------------------------   ----------------------       -------------------
Revenue:
     Interest income                   $ 6,972         $ 2,954          $ 13,385                   $ 2,954
Operating costs and expenses:
     Interest expense                    9,023           4,802            18,057                     4,802
                                     ----------   -------------   ---------------            --------------
 Loss before income taxes               (2,051)         (1,848)           (4,672)                   (1,848)
     Income taxes                            -           1,004                 -                     1,004
                                     ----------   -------------   ---------------            --------------
Net loss                              $ (2,051)       $ (2,852)         $ (4,672)                 $ (2,852)
                                     ==========   =============   ===============            ==============

        See notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 Period from
                                                                       Six Months             date of inception
                                                                     Ended June 30,            (March 5, 1997)
                                                                          1998                 to June 30, 1997
                                                                   ------------------     ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                (4,672)                    (2,852)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Amortization of deferred financing costs                                 500                        120
Changes in non-cash operating working capital:
  Interest receivable from parent                                       (1,094)                    (1,316)
  Accrued interest payable                                                   -                      4,682
  Accrued income taxes payable to parent                                     -                      1,004
  Other payable to parent                                                3,751                        575
                                                                   -----------                 ----------
Net cash used in operating activities                                   (1,515)                     2,213

CASH FLOWS FROM INVESTING ACTIVITIES

  Change in investments restricted for fixed asset purchases            37,717                   (110,214)
  Notes receivable from parent                                         (50,128)                   (54,264)
                                                                   -----------                 ----------
Net cash used in investing activities                                  (12,411)                  (164,478)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from long term debt                                               -                    265,000
  Equity investment by parent                                                -                        999
  Change in investments restricted to finance interest payments         17,703                    (94,547)
  Deferred financing costs                                                (182)                    (9,188)
                                                                   -----------                 ----------
Net cash provided by financing activities                               17,521                    162,264
                                                                   -----------                 ----------

Net increase in cash and cash equivalents                                3,595                         (1)
Cash and cash equivalents at beginning of period                           373                          1
                                                                   -----------                 ----------

Cash and cash equivalents at end of period                               3,968                          -
                                                                   ===========                 ==========

   See notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying financial statements of GST Equipment Funding, Inc. ("GST Funding") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the GST Funding's audited financial statements for the three months ended December 31, 1997, as included in the GST Funding's Transition Report on Form 10-K for the three month transition period ended December 31, 1997.

2.       NET LOSS PER SHARE AND SHAREHOLDER'S EQUITY

         GST Funding does not have any equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 100 for the periods presented, all of which are owned by GST USA, Inc., loss per share data is meaningless and is not presented in the accompanying consolidated condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE NARRATIVE).

OVERVIEW

         GST Equipment Funding, Inc. ("GST Funding") was formed on March 5, 1997 for the purpose of issuing its 13.25% senior secured notes due 2007 (the "Secured Notes") and financing the purchase of telecommunications equipment. GST Funding acts as purchasing agent for GST USA, Inc. ("GST USA") and sells to GST USA the equipment it purchases with proceeds from the sale of the Secured Notes. GST Funding has only a limited operating history.

         As of June 30, 1998, GST Funding has purchased approximately $145.9 million of equipment and holds restricted investments of approximately $88.0 million restricted for the acquisition of equipment and the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST Telecommunications, Inc. ("GST").

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

LIQUIDITY AND CAPITAL RESOURCES

         On May 13, 1997, GST Funding completed the sale of $265.0 million of Secured Notes. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of June 30, 1998 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes (the first two payments totaling $33.9 million having been made as of June 30, 1998) and approximately $145.9 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness). The indenture governing the Secured Notes includes restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by GST Funding, GST USA and GST, investment in certain subsidiaries and the payment of dividends.

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



Date: AUGUST 13, 1998                      GST EQUIPMENT FUNDING, INC.
                                           (Registrant)



                                           /S/ DANIEL L. TRAMPUSH
                                           -------------------------------------
                                               Daniel L. Trampush,
                                               (Senior Vice President and Chief
                                               Financial Officer)