Form 10-Q
period 1998-09-30
GST EQUIPMENT FUNDING INC
filed 1998-11-17
CIK 1044271

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number 0-9728

                         GST EQUIPMENT FUNDING, INC.
            (Exact name of Registrant as Specified in its Charter)

          Delaware                                        91-1785734
(State or Other Jurisdiction                      (IRS Employer Identification
 of Incorporation or Organization)                          Number)



        4001 Main Street, Vancouver, WA                                98663
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100

                                      N/A


(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

 THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a)
                         AND (b) OF FORM 10-Q AND IS
                   THEREFORE FILING THIS FORM 10-Q WITH THE
               REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 13, 1998, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

                           GST EQUIPMENT FUNDING, INC.


                                      INDEX

                                                                        PAGE(S)
                                                                        -------


                          PART I: FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS:

          Balance Sheets - September 30, 1998 (unaudited)
          and December 31, 1997                                              2

          Statements of Operations - Three Months Ended
          September 30, 1998 and 1997 and Nine Months Ended
          September 30, 1998 and period from March 5, 1997
          (date of inception) to September 30, 1997 (unaudited)              3

          Statements of Cash Flows - Nine Months Ended
          September 30, 1998 and period from March 5, 1997
          (date of inception) to September 30, 1998 (unaudited)              4

          Notes to Financial Statements (unaudited)                          5


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
          NARRATIVE)                                                         6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Not Required

                           PART II: OTHER INFORMATION

ITEM 5.   OTHER INFORMATION                                                  7

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   7


SIGNATURES                                                                   8

                           GST EQUIPMENT FUNDING, INC.
                                 BALANCE SHEETS
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                      September 30, 1998     December 31, 1997(1)
                                                     ---------------------   --------------------
ASSETS
    Current assets
      Cash and cash equivalents                             $      92             $     373
      Restricted investments                                   32,082                30,656
                                                            ---------             ---------

           Total current assets                                32,174                31,029
                                                            ---------             ---------

    Restricted investments                                     40,085               112,719
    Notes receivable from parent                              176,243               109,164
    Interest receivable from parent                            10,225                 2,670
    Deferred financing costs, net                               8,431                 8,994
                                                            ---------             ---------

                                                            $ 267,158             $ 264,576
                                                            =========             =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
    Current liabilities
      Accrued interest payable                              $  14,630             $   5,852
      Other payable to parent                                   1,127                 1,260
                                                            ---------             ---------

           Total current liabilities                           15,757                 7,112
                                                            ---------             ---------

    Long term debt                                            265,000               265,000

    Shareholders' deficit
      Common stock:
        Authorized - 1,000 of $.01 par common stock;
          issued and outstanding - 100 shares                    --                    --
      Additional paid-in capital                                1,000                 1,000
      Accumulated deficit                                     (14,599)               (8,536)
                                                            ---------             ---------

           Total shareholders' deficit                        (13,599)               (7,536)
                                                            ---------             ---------

                                                            $ 267,158             $ 264,576
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

                           GST EQUIPMENT FUNDING, INC.
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                         Three Months        Nine Months          Period from date
                                     Ended September 30,    Ended September 30,    of inception
                                  ----------------------  --------------------    (March 5, 1997)
                                    1998          1997          1998             to September 30, 1997
                                  --------      --------      --------           ---------------------
Revenue:
     Interest income              $  7,632      $  5,294      $ 21,017            $  8,248

Operating costs and expenses:
     Interest expense                9,023         9,022        27,080              13,824
                                  --------      --------      --------            --------

 Loss before income taxes           (1,391)       (3,728)       (6,063)             (5,576)

     Income taxes                     --           1,676          --                 2,680
                                  --------      --------      --------            --------

Net loss                          $ (1,391)     $ (5,404)     $ (6,063)           $ (8,256)
                                  ========      ========      ========            ========

        See notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Period from
                                                                         Nine Months       date of inception
                                                                     Ended September 30,    (March 5, 1997)
                                                                             1998          to September 30, 1997
                                                                     -------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   (6,063)            (8,256)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Amortization of deferred financing costs                                    745                364

Changes in non-cash operating working capital:
  Interest receivable from parent                                          (7,555)            (3,655)
  Accrued interest payable                                                  8,778             13,460
  Accrued income taxes payable to parent                                     --                2,680
  Other payable to parent                                                    (133)             1,905
                                                                          -------           --------

Net cash provided by (used in) operating activities                        (4,228)             6,498
                                                                          -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in investments restricted for fixed asset purchases               54,526            (74,701)
  Notes receivable from parent                                            (67,079)           (91,274)
                                                                          -------           --------

Net cash used in investing activities                                     (12,553)          (165,975)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt                                               --              265,000
  Equity investment by parent                                                --                1,000
  Change in investments restricted to finance interest payments            16,682            (95,974)
  Deferred financing costs                                                   (182)            (9,546)
                                                                          -------           --------

Net cash provided by financing activities                                  16,500            160,480
                                                                          -------           --------

Net increase (decrease) in cash and cash equivalents                         (281)             1,003
Cash and cash equivalents at beginning of period                              373               --
                                                                          -------           --------

Cash and cash equivalents at end of period                                     92              1,003
                                                                          =======           ========

   See notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements have been prepared by GST Equipment Funding, Inc. ("GST Funding"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the GST Funding's audited financial statements for the three months ended December 31, 1997, as included in the GST Funding's Transition Report on Form 10-K for the three month transition period ended December 31, 1997.

2.    NET LOSS PER SHARE AND SHAREHOLDER'S EQUITY

      GST Funding does not have any equity instruments that are considered common stock equivalents, and weighted average common shares total only 100 for the periods presented, all of which are owned by GST USA, Inc. Loss per share data is meaningless and is not presented in the accompanying financial statements.


3.    RECENT DEVELOPMENTS

      GST Funding and GST Telecommunicatons, Inc. ("GST") are investigating certain matters with respect to compliance with covenants contained in the indentures relating to certain of GST's and its subsidiaries' outstanding notes. See Item 5 of Part II hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE NARRATIVE).

OVERVIEW

      GST Equipment Funding, Inc. ("GST Funding") was formed on March 5, 1997 for the purpose of issuing its 13.25% Senior Secured Notes due 2007 (the "Secured Notes") and financing the purchase of telecommunications equipment. GST Funding acts as purchasing agent for GST USA, Inc. ("GST USA") and sells to GST USA the equipment it purchases with proceeds from the issuance of the Secured Notes. GST Funding has only a limited operating history.

      As of September 30, 1998, GST Funding has purchased approximately $162.9 million of equipment and holds restricted investments of approximately $72.2 million restricted for the acquisition of equipment and the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST Telecommunications, Inc. ("GST").

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

LIQUIDITY AND CAPITAL RESOURCES

      In May 1997, GST Funding issued $265.0 million of Secured Notes in a private placement. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of September 30, 1998 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes (the first two payments totaling $33.9 million having been made as of September 30, 1998) and approximately $162.9 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness). The indenture governing the Secured Notes includes restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by GST Funding, GST USA and GST, investment in certain subsidiaries and the payment of dividends. GST Funding and GST are investigating certain matters with respect to compliance with covenants contained in the indentures relating to certain of GST's and its subsidiaries' outstanding notes. See Item 5 of Part II hereof.

                           PART II: OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The following matters are related to the indentures respectively governing the 13-7/8% Senior Discount Notes due 2005, the 13-7/8% Convertible Senior Subordinated Discount Notes due 2005, the 12-3/4% Senior Subordinated Accrual Notes due 2007, the 13-1/4% Senior Secured Notes due 2007 and the 10-1/2% Senior Secured Discount Notes due 2008, in respect of each of which, GST Telecommunications, Inc. ("the Company") or its subsidiaries', is an obligor.

In connection with the Company's preparation of the California Superior Court litigation, referenced in the Company's Form 10-Q for the period ending September 30, 1998:

          The Company has reviewed the transfer of its interest in a telecommunications project to be developed in Mexico, to Global Light Telecommunications, Inc. ("GLT") (formerly known as GST Global Telecommunications, Inc.) which transfer forms the basis for certain claims in that litigation. As a result of the transfer GLT was engaged in business outside the continental United States, and because it did not meet certain other technical requirements specified in the indentures, the Company has been advised that this transfer may constitute a violation of indenture covenants limiting investments in entities that conduct business outside the continental United States and Hawaii. Furthermore, this transfer was one for which the Company has not yet received any consideration, which may also constitute a violation of indenture covenants respecting consideration to be received from sales to affiliated entities. The litigation has been instituted to recover this asset or its fair market value.

          The Company has become aware of certain transactions occurring in 1997 which may have comprised an investment of approximately $.4 million in a business entity that conducted business operations in Guam and the Northern Mariana Islands. The Company has been advised that these transactions may have constituted violations of indenture covenants limiting investments in entities that conduct business outside of the continental United States and Hawaii.

          The Company has reviewed its acquisition in 1998 of certain operating assets located in Guam, purchased for $2.0 million of cash and $.5 million of liabilities for future services to be provided to the seller in that transaction. Because this activity is conducted outside the continental United States it should have been placed in an "unrestricted subsidiary." In the absence of such a subsidiary, the Company has been advised that this transaction may constitute a violation of indenture covenants respecting its activities outside the continental United States and Hawaii. The Company intends to transfer this activity to an unrestricted subsidiary.

          The Company has provided notice to the indenture trustee respecting these matters and correcting earlier annual reports required by the indenture in these respects.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 27           Financial Data Schedule

(b)   Reports on Form 8-K

      None

                             S I G N A T U R E S


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





Date: November 13, 1998                   GST EQUIPMENT FUNDING, INC.
                                          (Registrant)




                                           /s/ Daniel L. Trampush
                                           ----------------------
                                           Daniel L. Trampush,
                                           (Senior Vice President and
                                           Chief Financial Officer)