Form 10-K405
period 1998-12-31
GST EQUIPMENT FUNDING INC
filed 1999-04-01
CIK 1044271

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

                          Commission file number 0-9728

                           GST EQUIPMENT FUNDING, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                          91-1785734
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At March 29, 1999, there were outstanding 100 shares of the Registrant's common stock, $.01 par value per share.

ITEM 1.  BUSINESS.

OVERVIEW

         GST Equipment Funding, Inc. ("GST Funding") is a special purpose finance subsidiary of GST Telecommunications, Inc. ("GST"). GST Funding was formed to issue its 13 1/4% Senior Secured Notes due 2007 (the "Secured Notes") that were sold in a private placement in May 1997 (the "Secured Notes Offering") and to purchase equipment with the proceeds of the Secured Notes Offering. GST Funding acts as a purchasing agent for GST USA, Inc., a wholly owned subsidiary of GST and the parent of GST Funding ("GST USA") and sells to GST USA the equipment it purchases. Ultimately, such equipment is leased to the operating subsidiaries of GST by GST USA. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of December 31, 1998 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes ($43.8 million of which was used to make the first three interest payments in November 1997, May 1998 and November 1998) and approximately $194.2 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness).

         GST provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental states. As a facilities-based integrated communications provider ("ICP"), GST operates state-of-the-art, digital telecommunications networks that represent an alternative to incumbent local exchange carriers. GST's full line of products, which offer a "one-stop" customer-focused solution to the telecommunications services requirements of its customers, include local dial tone, long distance, Internet, data transmission and private line services. With the turn-up of its Virtual Integrated Transport and Access ("VITA") network in the fiscal year ended December 31, 1998, GST became one of the first ICPs to develop and deploy a converged network.

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

         As of December 31, 1998, GST Funding had purchased approximately $194.2 million of equipment and held restricted investments of approximately $50.0 million restricted for the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

RECENT DEVELOPMENTS

         GST, GST USA, GST Funding and GST Network Funding, Inc. (the "GST Companies") are parties to certain indentures and have issued or guaranteed notes governed by those indentures. In November 1998, the GST Companies notified United States Trust Company of New York, as trustee under the indentures, that certain actions by GST and its subsidiaries may not have been in compliance with the technical requirements of the restrictive covenants contained in the indentures. In particular, the GST Companies disclosed that a series of transactions involving Global Light Telecommunications, Inc. ("Global") may have resulted in technical non-compliance with the indentures. The GST Companies are currently conducting a review of the relevant transactions and intend to vigorously pursue any necessary action to cure the potential non-compliances. GST has initiated litigation against Global and others in an effort to cure any technical covenant violations that may have resulted from the transactions involving Global.

         In February 1999, the trustee informed the note holders of the potential violations. Pursuant to the definitions contained within the indentures of each of the notes described above, no default has been declared and no event of default has occurred. GST Funding has not classified the related debt obligations as current in its consolidated financial statements because management believes it is probable that, in the event that the holders declared a default, the GST companies would be able to take corrective actions to cure any objectively determinable violations within the prescribed grace period.

         While GST Funding believes that any non-compliances can be cured, GST Funding cannot offer any assurance that the litigation will be successful or that any other potential cures will be effected in a timely manner or be sufficient. In the event that the GST Companies have violated their indentures and do not cure the violations, the holders of the notes issued under the indentures could demand repayment of the notes, discontinue disbursements of cash proceeds of the most recent notes and assert other remedies against the GST Companies. If any of these events occurred, the GST Companies would not have sufficient liquid assets to repay the notes.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, GST Funding had restricted investments of approximately $50.0 million. On May 13, 1997, GST Funding completed the Secured Notes Offering, consisting of $265.0 million in Secured Notes. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of December 31, 1998 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes ($43.8 million of which was used to make the first three interest payments in November 1997, May 1998 and November 1998) and approximately $194.2 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness). The indenture governing the Secured Notes includes restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by GST Funding and GST, investment in certain subsidiaries and the payment of dividends.

         GST Funding may have committed certain technical indenture covenant violations, and GST Funding has notified the indenture trustee in this regard. See "Recent Developments."

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE MARKET RISK

         GST Funding has fixed income investments consisting of cash equivalents and short-term investments in U.S. government debt instruments. See note 1 to the Financial Statements for information about investments in U.S. government debt instruments.

         Interest income earned on GST Funding's investment portfolio is affected by changes in the general level of U.S. interest rates. GST Funding believes that it is not exposed to significant changes in fair value because such investments are composed of Government debt instruments and the maturities are predominantly short term. The fair value of each investment approximates amortized cost, and long term securities have maturities of eighteen months or less.

         GST Funding does not use derivative financial instruments to manage its interest rates. GST Funding's investments had a book value of $265,000 and a market value of $273,933 at December 31, 1998.

MARKET PRICE RISK

         GST Funding has risk exposure associated with the market price on its publicly traded long-term debt. These bonds are recorded at book value, which could vary from current market prices.


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

----------

* Incorporated by reference to GST Funding's Registration Statement on Form S-4 (No. 333-33601).

**       Filed herewith.

(b)      Reports on Form 8-K:  None.

                          INDEX TO FINANCIAL STATEMENTS


GST Equipment Funding, Inc.
                                                                          PAGE
Independent Auditors' Report .........................................     F-2

Balance Sheets at December 31, 1998 and 1997 .........................     F-3

Statements of Operations for the year ended December 31,
   1998, the three-month period ended December 31, 1997 and the period
   from March 5, 1997 (date of inception) to September 30, 1997 .......    F-4

Statements of Shareholder's (Deficit) Equity for the year
   ended December 31, 1998, the three-month period ended December 31,
   1997 and the period from March 5, 1997 (date of inception) to
   September 30, 1997 .................................................    F-5

Statements of Cash Flows for the year ended December 31,
   1998, the three-month period ended December 31, 1997 and the period
   from March 5, 1997 (date of inception) to September 30, 1997 .......    F-6

Notes to Financial Statements .........................................    F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholder
GST Equipment Funding, Inc.:

We have audited the accompanying balance sheets of GST Equipment Funding, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholder's deficit, and cash flows for the year ended December 31, 1998, the three-month period ended December 31, 1997 and for the period from March 5, 1997 (date of inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GST Equipment Funding, Inc. as of December 31, 1998 and 1997, and the results of its operations and cash flows for the year ended December 31, 1998, the three-month period ended December 31, 1997 and for the period from March 5, 1997 (date of inception) to September 30, 1997, in conformity with generally accepted accounting principles.


                                              KPMG Peat Marwick LLP




Portland, Oregon
March 1, 1999

                           GST EQUIPMENT FUNDING, INC.

                                 Balance Sheets

                      (In thousands, except share amounts)



                                                             DECEMBER 31,
                                                        -----------------------
                         ASSETS                           1998          1997
                                                        ---------     ---------
Current assets:
    Cash ...........................................    $      --     $     373
    Restricted investments .........................       32,759        30,656
                                                        ---------     ---------
                                                           32,759        31,029
                                                        ---------     ---------

Restricted investments .............................       17,244       112,719
Notes receivable from parent .......................      194,228       109,164
Interest receivable from parent ....................        4,812         2,670
Deferred financing costs, net ......................        8,187         8,994
                                                        ---------     ---------
                                                          224,471       233,547
                                                        ---------     ---------
                                                        $ 257,230     $ 264,576
                                                        =========     =========

          LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
    Accrued interest payable .......................        5,852         5,852
    Accrued income taxes payable to parent .........           --            --
    Other payable to parent ........................        1,037         1,260
                                                        ---------     ---------
                                                            6,889         7,112
                                                        ---------     ---------

Long-term debt .....................................      265,000       265,000

Shareholder's deficit:
    Common stock:
      Authorized - 1,000 of $.01 par
        common shares; issued and
        outstanding - 100 shares ...................           --            --
    Additional paid-in capital .....................        1,000         1,000
    Accumulated deficit ............................      (15,659)       (8,536)
                                                        ---------     ---------
                                                          (14,659)       (7,536)
                                                        ---------     ---------
                                                        $ 257,230     $ 264,576
                                                        =========     =========

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            Statements of Operations

                                 (In thousands)


                                                                              PERIOD FROM
                                                                             MARCH 5, 1997
                                                              THREE-MONTH      (DATE OF
                                               YEAR ENDED     PERIOD ENDED   INCEPTION) TO
                                               DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                                                  1998            1997           1997
                                                --------        --------        --------
Revenues:
    Interest income .....................       $ 28,979        $  6,059        $  8,248
                                                --------        --------        --------
              Total revenues ............         28,979           6,059           8,248

Operating costs and expenses:
    Interest expense ....................         36,102           9,019          13,824
                                                --------        --------        --------
              Loss before income taxes ..         (7,123)         (2,960)         (5,576)
                                                --------        --------        --------
Income tax expense (benefit):
    Current .............................             --          (2,680)          2,680
    Deferred ............................             --              --              --
                                                --------        --------        --------
                                                      --          (2,680)          2,680
                                                --------        --------        --------
              Net loss ..................       $ (7,123)       $   (280)       $ (8,256)
                                                ========        ========        ========

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            Statements of Shareholder's Deficit

                                 (In thousands)



                                                                  ADDITIONAL                      TOTAL
                                         COMMON STOCK              PAID-IN      ACCUMULATED    SHAREHOLDER'S
                                     SHARES         AMOUNT         CAPITAL        DEFICIT         DEFICIT
                                    --------       ---------       --------       --------        --------
Balance, at date of inception            100       $      --       $      1       $      1        $      1

Capital investment by parent              --              --            999             --             999
Net loss ....................             --              --             --         (8,256)         (8,256)
                                    --------       ---------       --------       --------        --------
Balance, September 30, 1997 .            100              --          1,000         (8,256)         (7,256)

Net loss ....................             --              --             --           (280)           (280)
                                    --------       ---------       --------       --------        --------
Balance, December 31, 1997 ..            100              --          1,000         (8,536)         (7,536)

Net loss ....................             --              --             --         (7,123)         (7,123)
                                    --------       ---------       --------       --------        --------
Balance, December 31, 1998 ..            100       $      --       $  1,000       $(15,659)       $(14,659)
                                    ========       =========       ========       ========        ========

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            Statements of Cash Flows

                                 (In thousands)

                                                                                           PERIOD FROM
                                                                                          MARCH 5, 1997
                                                                          THREE-MONTH       (DATE OF
                                                          YEAR ENDED      PERIOD ENDED    INCEPTION) TO
                                                         DECEMBER 31,     DECEMBER 31,    SEPTEMBER 30,
                                                            1998             1997             1997
                                                          ---------        ---------        ---------
Operations:
    Net loss ......................................       $  (7,123)       $    (280)       $  (8,256)
    Items not involving cash:
      Amortization of deferred financing costs ....             989              241              364
    Changes in non-cash operating working capital:
      Interest receivable from parent .............          (2,142)             985           (3,655)
      Accrued interest payable ....................              --           (7,608)          13,460
      Accrued income taxes payable to parent ......              --           (2,680)           2,680
      Other payable to parent .....................            (223)            (645)           1,905
                                                          ---------        ---------        ---------
              Cash (used in) provided by operations          (8,499)          (9,987)           6,498
                                                          ---------        ---------        ---------
Investing:
    Change in investments restricted for
      fixed asset purchases .......................          62,484           12,217          (74,701)
    Notes receivable from parent ..................         (85,064)         (17,890)         (91,274)
                                                          ---------        ---------        ---------
              Cash used in investing activities ...         (22,580)          (5,673)        (165,975)
                                                          ---------        ---------        ---------
Financing:
    Proceeds from issuance of long-term debt ......              --               --          265,000
    Change in investments restricted for interest
      payments ....................................          30,888           15,083          (95,974)
    Deferred debt financing costs .................            (182)             (53)          (9,546)
    Proceeds from investment by parent ............              --               --            1,000
                                                          ---------        ---------        ---------
              Cash provided by financing activities          30,706           15,030          160,480
                                                          ---------        ---------        ---------
              (Decrease) increase in cash and
                cash equivalents ..................            (373)            (630)           1,003

Cash and cash equivalents, beginning of period ....             373            1,003               --
                                                          ---------        ---------        ---------
Cash and cash equivalents, end of period ..........       $      --        $     373        $   1,003
                                                          =========        =========        =========
Supplemental disclosure of cash flow information:
    Cash paid for interest ........................       $  35,113        $  16,386        $      --

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                          Notes to Financial Statements

                December 31, 1998 and 1997 and September 30, 1997

                                 (In thousands)


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

         The Company classifies its restricted investments, consisting at December 31, 1998 of $50,003 in U.S. Treasury securities as available-for-sale and held-to-maturity. Held-to-maturity investments, recorded at amortized cost, totaling $50,003 and $80,891 at December 31, 1998 and 1997, respectively, and maturing between four months and eighteen months, are restricted for interest payments. Available-for-sale investments, totaled $0 and $62,484 at December 31, 1998 and 1997, respectively, are restricted for equipment purchases. Restricted investments are recorded at amortized cost which approximates the fair value for all periods presented.

         DEFERRED FINANCING COSTS

         Deferred financing costs, consisting of legal, accounting and underwriting fees related to the May 13, 1997 debt offering, and are being amortized to interest expense over the life of the related notes. Amounts amortized totaled $989, $241 and $364 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and for the period from March 5, 1997 (date of inception) to September 30, 1997, respectively.

                           GST EQUIPMENT FUNDING, INC.

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

         FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash, short-term borrowings, accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments. The carrying amounts for current and non-current restricted investments approximate fair value due to the composition of such investments and related maturities.

         The carrying value and estimated fair value of the Company's long-term debt were $265,000 and $273,933, respectively, at December 31, 1998. The fair value of the Company's long-term debt was estimated based on quoted market prices.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made in the accompanying financial statements for December 31, 1997 and September 30, 1997 to conform with the December 31, 1998 presentation.

                           GST EQUIPMENT FUNDING, INC.

                                 (In thousands)


(2)      FINANCING ARRANGEMENTS

         LONG-TERM DEBT

         The Company's long-term debt consists of the following at December 31, 1998 and 1997:

         Senior secured notes, interest at 13.25%, due
           May 1, 2007.............................................   $  265,000
                                                                      ==========

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

         DEBT COVENANTS AND CLASSIFICATION OF LONG TERM DEBT

         In November 1998, the Company informed the Trustee who represents the holders of the Senior Secured Notes that it may have violated certain technical covenants contained in the indenture related to such notes. In February 1999, the Trustee informed the note holders of the potential violations. The note holders have not declared a default, as defined within the indentures of the Senior Secured Notes. The Company has classified the related debt obligations as non-current in the accompanying balance sheets as management believes it is probable that, in the event the note holders declare a default, the Company would be able to take corrective actions to cure, within the prescribed grace period, those technical violations deemed objectively-determinable.

                           GST EQUIPMENT FUNDING, INC.

                                 (In thousands)


(3)      RELATED PARTY TRANSACTIONS

         The Company acts as a purchasing agent for GST USA and sells to GST USA the equipment it purchases with the proceeds from the 1997 Offering. The note receivable from parent of $194,228 and $109,164 at December 31, 1998 and 1997, respectively, represents equipment purchases for GST USA and compounded interest. The note receivable is guaranteed by GST and bears interest at 15.25%, compounded semiannually on May and November 1, and is payable in full on May 13, 2000. Interest income earned on the note receivable from parent totaled $23,271, $3,838 and $3,543 for the periods ended December 31, 1998, December 31, 1997 and September 30, 1997, respectively.

         The payable to parent of $1,037 and $1,260 at December 31, 1998 and 1997, respectively, consists of cash advances from GST USA for the purchase of equipment and the payment of expenses related to the May Offering.


(4)      INCOME TAXES

         The provision for income taxes differs from the "expected" amount computed by applying the U.S. federal corporate rate as follows:

                                                                              PERIOD FROM
                                                                             MARCH 5, 1997
                                                              THREE-MONTH      (DATE OF
                                               YEAR ENDED     PERIOD ENDED   INCEPTION) TO
                                               DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                                                  1998           1997            1997
                                                 -------        -------         -------
       Computed "expected" income
           tax benefit ...................       $(2,421)       $(1,007)        $(1,896)
       Effect of change in valuation
           allowance .....................         2,421         (1,673)          4,576
                                                 -------        -------         -------
       Actual tax expense (benefit) ......       $    --        $(2,680)        $ 2,680
                                                 =======        =======         =======

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1998, December 31, 1997 and September 30, 1997, are derived primarily from interest expense not currently deductible for tax purposes. Gross deferred tax assets and liabilities amount to $5,324 and $0, respectively, at December 31, 1998 and $2,903 and $0, respectively, at December 31, 1997.

                           GST EQUIPMENT FUNDING, INC.

                                 (In thousands)


         The valuation allowance for deferred tax assets as of December 31, 1998, December 31, 1997 and September 30, 1997 was $5,324, $2,903 and
         $4,576, respectively. The net change in the total valuation allowance for the periods ended December 31, 1998, December 31, 1997 and September 30, 1997 was an increase of $2,421, a decrease of $1,673 and an increase of $4,576, respectively.

         The Company files consolidated income tax returns with its parent corporation. However, income tax expense (benefit) is computed as if the Company filed on a single entity basis. The tax related balance due to the parent corporation as of December 31, 1998, December 31, 1997 and September 30, 1997 was $-0-, $-0- and $2,680, respectively.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 30TH day of March, 1999.

                                    GST EQUIPMENT FUNDING, INC.


                                    By: /s/ Robert A. Ferchat

                                        Robert A. Ferchat,
                                        Chairman of the Board


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Ferchat, Joseph A. Basile, Jr., Jack G. Armstrong and Daniel L. Trampush his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on MARCH 30, 1999.

         SIGNATURE                                   TITLE
         ---------                                   -----

/s/ Robert A. Ferchat            Chairman of the Board and Director
    (Robert A. Ferchat)

/s/ Joseph A. Basile, Jr.        President, Chief Executive Officer (Principal
    (Joseph A. Basile, Jr.)      Executive Officer) and Director

/s/ Jack G. Armstrong            Director
    (Jack G. Armstrong)

/s/ Daniel L. Trampush           Vice President and Chief Financial Officer
    (Daniel L. Trampush)         (Principal Financial Officer)

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

  **27   Financial Data Schedule.


----------
* Incorporated by reference to GST Funding's Registration Statement on Form S-4 (No. 333-33601).

**       Filed herewith.