Form 10-Q
period 1999-03-31
GST EQUIPMENT FUNDING INC
filed 1999-05-17
CIK 1044271

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               ----------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                                ------       ------

                          Commission file number 0-9728
                                                 -------

                           GST EQUIPMENT FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                                    91-1785734
---------------------------------                   ----------------------------
(State or Other Jurisdiction                        (IRS Employer Identification
of Incorporation or Organization)                    Number)


    4001 Main Street, Vancouver, WA                                       98663
----------------------------------------                              ---------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100

                                       N/A
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

                  THE REGISTRANT MEETS THE CONDITIONS SET FORTH
               IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q
                 AND IS THEREFORE FILING THIS FORM 10-Q WITH THE
                 REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 12, 1999, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

                           GST EQUIPMENT FUNDING, INC.


                                      INDEX

                                                                               PAGE(S)
                                                                               -------

                           PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS:

         Balance Sheets - March 31, 1999 and December 31, 1998                       2

         Statements of Operations
         - Three Months Ended March 31, 1999 and 1998                                3

         Statements of Cash Flows
         - Three Months Ended March 31, 1999 and 1998                                4

         Notes to Financial Statements                                               5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
         NARRATIVE)                                                                  5-6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  6


                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            6


SIGNATURES                                                                           7


                              GST EQUIPMENT FUNDING, INC.

                                    BALANCE SHEETS

                         (In thousands, except share amounts)

                                                     MARCH 31,        DECEMBER 31,
                    ASSETS                             1999               1998
                                                  ----------------   ----------------
Current assets:
   Cash...................................        $         306      $          --
   Restricted investments.................               33,272             32,759
                                                  ----------------   ----------------

                                                         33,578             32,759
                                                  ----------------   ----------------

Restricted investments....................               17,516             17,244
Notes receivable from parent..............              194,228            194,228
Interest receivable from parent...........               12,217              4,812
Deferred financing costs, net.............                7,942              8,187
                                                  ----------------   ----------------

                                                        231,903            224,471
                                                  ----------------   ----------------

                                                  $     265,481      $     257,230
                                                  ----------------   ----------------
                                                  ----------------   ----------------

     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accrued interest payable                              14,630              5,852
   Other payable to parent                                1,344              1,037
                                                  ----------------   ----------------

                                                         15,974              6,889
                                                  ----------------   ----------------

Long-term debt............................              265,000            265,000

Shareholder's deficit:
   Common stock:
     Authorized - 1,000 of $.01 par
       common shares; issued and
       outstanding - 100 shares...........                   --                 --
   Additional paid-in capital.............                1,000              1,000
   Accumulated deficit....................              (16,493)           (15,659)
                                                  ----------------   ----------------

                                                        (15,493)           (14,659)
                                                  ----------------   ----------------

                                                  $     265,481      $     257,230
                                                  ----------------   ----------------
                                                  ----------------   ----------------

(1) The information in this column was derived from audited financial statements as of December 31, 1998.


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            Statements of Operations

                                 (In thousands)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                   ----------------------------------
                                                       1999               1998
                                                  ----------------   ----------------
Revenues:
   Interest income........................        $       8,189      $       6,413
                                                  ----------------   ----------------

           Total revenues.................                8,189              6,413

Operating costs and expenses:
   Interest expense.......................                9,023              9,034
                                                  ----------------   ----------------

           Loss before income taxes.......                 (834)            (2,621)
                                                  ----------------   ----------------

Income tax expense (benefit):
   Current................................                   --                 --
   Deferred...............................                   --                 --
                                                  ----------------   ----------------

                                                             --                 --
                                                  ----------------   ----------------

           Net loss.......................        $        (834)     $      (2,621)
                                                  ----------------   ----------------
                                                  ----------------   ----------------


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            Statements of Cash Flows

                                 (In thousands)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                       -----------------------------------
                                                            1999               1998
                                                       ----------------   ----------------
Operations:
   Net loss..........................................  $        (834)     $      (2,621)
   Items not involving cash:
     Amortization of deferred financing costs........            245                256
   Changes in non-cash operating working capital:
     Interest receivable from parent.................         (7,405)            (4,372)
     Accrued interest payable........................          8,778              8,778
     Other payable to parent.........................            307                708
                                                       ----------------   ----------------

         Cash provided by operations.................          1,091              2,749
                                                       ----------------   ----------------

Investing:
   Change in investments restricted for
     fixed asset purchases...........................             --              8,011
   Notes receivable from parent......................             --            (11,279)
                                                       ----------------   ----------------

         Cash (used in) investing activities.........             --             (3,268)
                                                       ----------------   ----------------

Financing:
   Change in investments restricted for interest
     payments........................................           (785)             1,242
   Deferred debt financing costs.....................             --               (180)
                                                       ----------------   ----------------

           Cash (used in) provided by
              financing activities...................           (785)             1,062
                                                       ----------------   ----------------

           Increase in cash..........................            306                543

Cash, beginning of period............................             --                373
                                                       ----------------   ----------------

Cash, end of period..................................  $         306      $         916
                                                       ----------------   ----------------
                                                       ----------------   ----------------



See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                          Notes to Financial Statements

                                   (Unaudited)



1.  BASIS OF PRESENTATION

     The accompanying financial statements of GST Equipment Funding, Inc. ("GST Funding") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the GST Funding's audited financial statements for the year ended December 31, 1998, as included in GST Funding's Report on Form 10-K for the year ended December 31, 1998.

2.  NET INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY

     GST Funding does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 100 for the periods presented, all of which are owned by GST USA, Inc. ("GST USA"), income (loss) per share data is meaningless and is not presented in the accompanying condensed financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     GST Funding was formed on March 5, 1997 for the purpose of issuing $265.0 million in 13.25% Senior Secured Notes (the "Secured Notes") and financing the purchase of telecommunications equipment. GST Funding acts as purchasing agent for GST USA and sells to GST USA the equipment it purchases with the proceeds from the Secured Notes Offering. GST Funding has only a limited operating history.

     As of March 31, 1999, GST Funding had purchased approximately $194.2 million of equipment and held restricted investments of approximately $50.8 million restricted for the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

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

LIQUIDITY AND CAPITAL RESOURCES

     GST, GST USA, GST Network Funding, Inc. and GST Funding (collectively, the "GST Companies") are parties to certain indentures and have issued or guaranteed notes governed by those indentures. In November 1998, the GST Companies notified United States Trust Company of New York, as trustee under the indentures, that certain actions by GST and its subsidiaries may not have been in compliance with the technical requirements of certain restrictive covenants contained in the indentures. In particular, the GST Companies disclosed that a series of transactions involving Global may have resulted in technical non-compliances with the indentures. The GST Companies are currently conducting a review of the relevant transactions and intends to vigorously pursue any necessary action to cure the potential non-compliances. GST has initiated litigation against Global and others in an effort to cure any technical covenant violations that may have resulted from the transactions involving Global.

     In February 1999, the trustee informed the note holders of the potential violations. Pursuant to the definitions contained within the indentures of each of the notes described above, no default has been declared and no event of default has occurred. GST Funding has not classified the related debt obligations as current in its consolidated financial statements because management believes it is probable that, in the event that the holders declared a default, GST Funding would be able to take corrective actions to cure any objectively determinable violations within the prescribed grace period.

     While GST Funding believes that any non-compliances can be cured, GST Funding cannot offer any assurance that the litigation will be successful or that any other potential cures will be effected in a timely manner or be sufficient. In the event that the GST Companies have violated its indentures and does not cure the violations, the holders of the notes issued under the indentures could demand repayment of the notes, discontinue disbursements of cash proceeds of the most recent notes and assert other remedies against the GST Companies. If any of these events occurred, the GST Companies would not have sufficient liquid assets to repay the notes.

     Other discussion of Liquidity and Capital Resources is omitted pursuant to "General Instruction H(1)(a) and (b) of Form 10-Q."

ITEM 3:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE MARKET RISK

      GST Funding has fixed income investments consisting of cash equivalents and short-term investments in U.S. government debt instruments.

      Interest income earned on GST Funding's investment portfolio is affected by changes in the general level of U.S. interest rates. GST Funding believes that it is not exposed to significant changes in fair value because such investments are composed of Government debt instruments and the maturities are predominantly short term. The fair value of each investment approximates amortized cost, and long term securities have maturities of fifteen months or less.

      GST Funding does not use derivative financial instruments to manage its interest rates. GST Funding's long-term debt had a book value of $265,000 and a market value of $276,263 at March 31, 1999.

                       PART II: OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                  Exhibit 27    Financial Data Schedule

           (b)  Reports on Form 8-K

                  None.

                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Date: MAY 17, 1999             GST EQUIPMENT FUNDING, INC.
      ------------                 (Registrant)





                               /s/ Daniel L. Trampush
                               ------------------------------------------------
                               Daniel L. Trampush,
                               (Senior Vice President and Chief Financial
                               Officer)