Form 10-Q
period 1999-06-30
GST EQUIPMENT FUNDING INC
filed 1999-08-16
CIK 1044271

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------

                          Commission file number 0-9728
                                                 ------

                           GST EQUIPMENT FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

           Delaware                                                   91-1785734
----------------------------------                  ----------------------------
(State or Other Jurisdiction                        (IRS Employer Identification
 of Incorporation or Organization)                                       Number)


        4001 Main Street, Vancouver, WA                                    98663
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100
                                                    --------------

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
                 REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 10, 1999, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

                           GST EQUIPMENT FUNDING, INC.


                                      INDEX

                                                                         PAGE(S)
                                                                         -------
                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Balance Sheets - June 30, 1999 and December 31, 1998               2

         Statements of Operations
         - Three and Six Months Ended June 30, 1999 and 1998                3

         Statements of Cash Flows
         - Six Months Ended June 30, 1999 and 1998                          4

         Notes to Financial Statements                                      5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
         NARRATIVE)                                                         5-6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         6

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   6


SIGNATURES                                                                  7

                           GST EQUIPMENT FUNDING, INC.
                                 Balance Sheets
                      (In thousands, except share amounts)


                                                                JUNE 30,        DECEMBER 31,     (1)
                         ASSETS                                   1999              1998
                                                             --------------    --------------
Current assets:
    Cash .................................................   $          208    $           --
    Restricted investments ...............................           33,851            32,759
                                                             --------------    --------------

                                                                     34,059            32,759
                                                             --------------    --------------

Restricted investments ...................................               --            17,244
Notes receivable from parent .............................          208,913           194,228
Interest receivable from parent ..........................            5,310             4,812
Deferred financing costs, net ............................            7,697             8,187
                                                             --------------    --------------

                                                                    221,920           224,471
                                                             --------------    --------------

                                                             $      255,979    $      257,230
                                                             --------------    --------------
                                                             --------------    --------------

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
    Accrued interest payable .............................            5,852             5,852
    Other payable to parent ..............................            1,243             1,037
                                                             --------------    --------------

                                                                      7,095             6,889
                                                             --------------    --------------

Long-term debt ...........................................          265,000           265,000

Shareholder's deficit:
    Common stock:
      Authorized - 1,000 of $.01 par
        common shares; issued and
        outstanding - 100 shares .........................               --                --
    Additional paid-in capital ...........................            1,000             1,000
    Accumulated deficit ..................................          (17,116)          (15,659)
                                                             --------------    --------------

                                                                    (16,116)          (14,659)
                                                             --------------    --------------

                                                             $      255,979    $      257,230
                                                             --------------    --------------
                                                             --------------    --------------

(1) The information in this column was derived from GST Equipment Funding, Inc.'s audited financial statements as of December 31, 1998.

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.
                            Statements of Operations
                                 (In thousands)


                                        THREE MONTHS             SIX MONTHS
                                       ENDED JUNE 30,          ENDED JUNE 30,
                                    --------------------    --------------------
                                      1999        1998        1999        1998
                                    --------    --------    --------    --------
Revenues:
     Interest income .............. $  8,400    $  6,972    $ 16,589    $ 13,385
                                    --------    --------    --------    --------

         Total revenues ...........    8,400       6,972      16,589      13,385

Operating costs and expenses:
     Interest expense .............    9,023       9,023      18,046      18,057
                                    --------    --------    --------    --------

         Loss before income taxes..     (623)     (2,051)     (1,457)     (4,672)
                                    --------    --------    --------    --------

Income tax expense.................       -           -           -           -
                                    --------    --------    --------    --------
         Net loss ................. $   (623)   $ (2,051)   $ (1,457)   $ (4,672)
                                    --------    --------    --------    --------
                                    --------    --------    --------    --------

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.
                            Statements of Cash Flows
                                 (In thousands)

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                         ----------------------------
                                                             1999            1998
                                                         ------------    ------------
Operations:
    Net loss .........................................   $     (1,457)   $     (4,672)
    Items not involving cash:
      Amortization of deferred financing costs .......            490             500
    Changes in non-cash operating working capital:
      Interest receivable from parent ................           (498)         (1,094)
      Other payable to parent ........................            206           3,751
                                                         ------------    ------------

              Cash used in operations ................         (1,259)         (1,515)
                                                         ------------    ------------

Investing:
    Change in investments restricted for
      fixed asset purchases ..........................             --          37,717
    Notes receivable from parent .....................        (14,685)        (50,128)
                                                         ------------    ------------

              Cash used in investing activities ......        (14,685)        (12,411)
                                                         ------------    ------------

Financing:
    Change in investments restricted for interest
      payments .......................................         16,152          17,703
    Deferred debt financing costs ....................             --            (182)
                                                         ------------    ------------

              Cash provided by
                financing activities .................         16,152          17,521
                                                         ------------    ------------

              Increase in cash and
                cash equivalents .....................            208           3,595

Cash and cash equivalents, beginning of period .......             --             373
                                                         ------------    ------------

Cash and cash equivalents, end of period .............   $        208    $      3,968
                                                         ------------    ------------
                                                         ------------    ------------

Supplemental disclosure of cash flow information:
    Cash paid for interest ...........................   $     17,556    $     17,556


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

     As of June 30, 1999, GST Funding had purchased approximately $168.4 million of equipment and held restricted investments of approximately $33.9 million restricted for the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

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

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE MARKET RISK

     GST Funding has fixed income investments consisting of cash equivalents and short-term investments in U.S. government debt instruments.

     Interest income earned on GST Funding's investment portfolio is affected by changes in the general level of U.S. interest rates. GST Funding believes that it is not exposed to significant changes in fair value because such investments are composed of Government debt instruments and the maturities are short term. The fair value of each investment approximates amortized cost, and long term securities have maturities of less than twelve months.

     GST Funding does not use derivative financial instruments to manage its interest rates. GST Funding's investments had a book value of $265,000 and a market value of $280,900 at June 30, 1999.


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




Date: AUGUST 16, 1999        GST EQUIPMENT FUNDING, INC.
      ---------------               (Registrant)



                             /s/ Daniel L. Trampush
                             ---------------------------------------------------
                             Daniel L. Trampush,
                             (Senior Vice President and Chief Financial Officer)