Form 10-Q
period 1999-09-30
GST EQUIPMENT FUNDING INC
filed 1999-11-15
CIK 1044271

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Registrant's Telephone Number, Including Area Code: (360) 356-7100
                                                   ---------------

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 10, 1999, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

                           GST EQUIPMENT FUNDING, INC.

                                      INDEX

                                                                         Page(s)
                                                                         -------

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:
        Balance Sheets - September 30, 1999 and December 31, 1998            2

        Statements of Operations
        - Three and Nine Months Ended September 30, 1999 and 1998            3

        Statements of Cash Flows
        - Nine Months Ended September 30, 1999 and 1998                      4

        Notes to Financial Statements                                        5



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
        NARRATIVE)                                                           5-6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           6


                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     6


SIGNATURES                                                                   7

                           GST EQUIPMENT FUNDING, INC.

                                 Balance Sheets

                    September 30, 1999 and December 31, 1998

                      (In thousands, except share amounts)


                                                                SEPTEMBER 30,          DECEMBER 31,     (1)
                         ASSETS                                     1999                   1998
                                                             --------------------   -------------------
Current assets:
    Cash...........................................       $               208    $                --
    Restricted investments.........................                    34,387                 32,759
                                                             --------------------   -------------------

                                                                       34,595                 32,759
                                                             --------------------   -------------------

Restricted investments.............................                        --                 17,244
Notes receivable from parent.......................                   208,913                194,228
Interest receivable from parent....................                    13,275                  4,812
Deferred financing costs, net......................                     7,453                  8,187
                                                             --------------------   -------------------

                                                                      229,641                224,471
                                                             --------------------   -------------------

                                                          $           264,236    $           257,230
                                                             ====================   ===================

          LIABILITIES AND SHAREHOLDER'S DEFICIT
  Current liabilities:
    Accrued interest payable                                           14,630                  5,852
    Other payable to parent                                             1,244                  1,037
                                                             --------------------   -------------------

                                                                       15,874                  6,889
                                                             --------------------   -------------------

Long-term debt.....................................                   265,000                265,000

Shareholder's deficit:
    Common stock:
      Authorized - 1,000 of $.01 par
        common shares; issued and
        outstanding - 100 shares...................                        --                    --
    Additional paid-in capital.....................                     1,000                  1,000
    Accumulated deficit............................                   (17,638)               (15,659)
                                                             --------------------   -------------------

                                                                      (16,638)               (14,659)
                                                             --------------------   -------------------

                                                          $           264,236    $           257,230
                                                             ====================   ===================

(1) The information in this column was derived from GST Equipment Funding, Inc.'s audited financial statements as of December 31, 1998.

See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            Statements of Operations

                                 (In thousands)


                                                                  THREE MONTHS                       NINE MONTHS
                                                               ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          -----------------------------      -----------------------------
                                                              1999            1998              1999             1998
                                                          -------------    ------------      ------------     ------------
Revenues:
     Interest income                                   $         8,501  $        7,632    $       25,090   $       21,017
                                                          -------------    ------------      ------------     ------------

         Total revenues                                          8,501           7,632            25,090           21,017

Operating costs and expenses:
     Interest expense                                            9,023           9,023            27,069           27,080
                                                          -------------    ------------      ------------     ------------

         Loss before income taxes                                 (522)         (1,391)           (1,979)          (6,063)
                                                          -------------    ------------      ------------     ------------

Income tax expense (benefit):
    Current                                                        ---             ---               ---              ---
    Deferred                                                       ---             ---               ---              ---
                                                          -------------    ------------      ------------     ------------

                                                                   ---             ---               ---              ---
                                                          -------------    ------------      ------------     ------------

         Net loss                                      $          (522) $       (1,391)   $       (1,979)  $       (6,063)
                                                          =============    ============      ============     ============


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            Statements of Cash Flows

                                 (In thousands)


                                                                                   NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                     -----------------------------------------
                                                                          1999                   1998
                                                                   --------------------   -------------------
Operations:
    Net loss..............................................      $            (1,979)   $            (6,063)
    Items not involving cash:
      Amortization of deferred financing costs............                      734                    745
    Changes in non-cash operating working capital:
      Interest receivable from parent.....................                   (8,463)                (7,555)
      Accrued interest payable............................                    8,778                  8,778
      Other payable to parent.............................                      207                   (133)
                                                                   --------------------   -------------------

              Cash used in operations.....................                     (723)                (4,228)
                                                                   --------------------   -------------------

Investing:
    Change in investments restricted for
      fixed asset purchases...............................                       --                 54,526
    Notes receivable from parent..........................                  (14,685)               (67,079)
                                                                   --------------------   -------------------

              Cash used in investing activities...........                  (14,685)               (12,553)
                                                                   --------------------   -------------------

Financing:
    Change in investments restricted for interest
      payments............................................                   15,616                 16,682
    Deferred debt financing costs.........................                       --                   (182)
                                                                   --------------------   -------------------

              Cash provided by
                financing activities......................                   15,616                 16,500
                                                                   --------------------   -------------------

              Increase (decrease) in cash and
                cash equivalents..........................                      208                   (281)

Cash and cash equivalents, beginning of period............                       --                    373
                                                                   --------------------   -------------------

Cash and cash equivalents, end of period..................      $               208    $                92
                                                                   ====================   ===================

Supplemental disclosure of cash flow information:
    Cash paid for interest................................      $            17,556    $            17,556


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

3.   RECENT DEVELOPMENTS

     Reference is made to "Recent Developments" in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in GST Funding's annual report on Form 10-K for the fiscal year ended December 31, 1998 in which GST Funding disclosed potential technical violations of certain debt covenants. On September 16, 1999, GST Telecommunications, Inc. ("GST") received $30.0 million from Global Light Telecommunications, Inc. and others in connection with the settlement of various lawsuits. See "Legal Proceedings" in Part II: Other Information in GST's Form 10-Q for the period ended September 30, 1999. As a result, GST Funding believes that there is currently no basis on which the noteholders could declare a default under the indentures relating to GST Funding's debt issuance.

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

       As of September 30, 1999, GST Funding had purchased approximately $168.4 million of equipment and held restricted investments of approximately $34.4 million restricted for the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

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

         GST Funding does not use derivative financial instruments to manage its interest rate risk. GST Funding's long-term debt had a book value of $265,000 and a market value of $267,650 at September 30, 1999.


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





      Date: NOVEMBER 15, 1999             GST EQUIPMENT FUNDING, INC.
            -----------------                     (Registrant)




                                          /s/ Daniel L. Trampush
                                          --------------------------------------
                                          Daniel L. Trampush,
                                          (Senior Vice President and Chief
                                           Financial Officer)