Form 10-K405
period 1999-12-31
GST EQUIPMENT FUNDING INC
filed 2000-03-30
CIK 1044271

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
X         EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1999.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

                          Commission file number 0-9728

                           GST EQUIPMENT FUNDING, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      91-1785734
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

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

Yes   X    No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At March 27, 2000, there were outstanding 100 shares of the Registrant's common stock, $.01 par value per share.

                            TABLE OF CONTENTS

PART I   Item 1.   Business.........................................................  2
         Item 2.   Properties.......................................................  2
         Item 3.   Legal Proceedings................................................  2
PART II  Item 5.   Market for Registrant's Common Equity and
                   Related Stockholder Matters......................................  2
         Item 7.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations.................  3
         Item 7A.  Quantitative and Qualitative Disclosures about
                   Market Risk......................................................  3
         Item 8.   Financial Statements and Supplementary Data......................  4
         Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..............................  4
PART IV  Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K..............................................  4

SIGNATURES..........................................................................  6

INDEX TO FINANCIAL STATEMENTS.......................................................  F-1


ITEM 1.   BUSINESS.

OVERVIEW

         GST Equipment Funding, Inc. ("GST Funding") is a special purpose finance subsidiary of GST Telecommunications, Inc ("GST"). GST Funding was formed to issue its 13 1/4% Senior Secured Notes due 2007 (the "Secured Notes") that were sold in a private placement in May 1997 (the "Secured Notes Offering") and to purchase equipment with the proceeds of the Secured Notes Offering. GST Funding acts as a purchasing agent for GST USA, Inc. ("GST USA"), a wholly owned subsidiary of GST and the parent of GST Funding, and sells to GST USA the equipment it purchases. Ultimately, such equipment is leased to the operating subsidiaries of GST by GST USA. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of December 31, 1999 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes ($86.6 million of which was used to make the first five interest payments in November 1997, May and November 1998 and May and November 1999) and approximately $194.2 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness).

         GST is a facilities-based integrated communications provider, or ICP, offering voice, data and Internet services throughout the western United States. By providing service over its own network facilities, it is able to lower and control its costs while also developing flexible products to meet the needs of both small and large business customers. Its current products include data transport, high-speed Internet access, voice services, including a bundled offering of local and long distance services, and wholesale services, including dark fiber and conduit rights.

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

         As of December 31, 1999, GST Funding had purchased approximately $168.4 million of equipment and held restricted investments of approximately $17.2 million restricted for the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

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

         Interest income earned on GST Funding's investment portfolio is affected by changes in the general level of U.S. interest rates. GST Funding believes that it is not exposed to significant changes in fair value because such investments are composed of Government debt instruments and the maturities are short-term. The fair value of each investment approximates amortized cost, and long-term securities have maturities of less than twelve months.

         GST Funding does not use derivative financial instruments to manage its interest rates. GST Funding's long-term debt had a book value of $265.0 million at both December 31, 1999 and 1998 and a market value of $262.4 million and $273.9 million at December 31, 1999 and 1998, respectively.

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

* Incorporated by reference to GST Funding's Registration Statement on Form S-4 (No. 333-33601).
**       Filed herewith.

(b)      Reports on Form 8-K:  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 30th day of March, 2000.

                                                     GST EQUIPMENT FUNDING, INC.

                                                     By: /s/ Robert A. Ferchat
                                                        ------------------------
                                                         Robert A. Ferchat,
                                                         Chairman of the Board

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Ferchat and Thomas M. Malone his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on March 30, 2000.


       SIGNATURE                                                     TITLE
/s/ Robert A. Ferchat                                  Chairman of the Board and Director
-----------------------------------------
           (Robert A. Ferchat)

/s/ Thomas M. Malone                                   Acting President and Chief Executive Officer (Principal
-----------------------------------------
           (Thomas M. Malone)                          Executive Officer) and Director

/s/ George B. Cobbe                                    Director
-----------------------------------------
            (George B. Cobbe)

/s/ Daniel L. Trampush                                 Senior Vice President and Chief Financial Officer (Principal
-----------------------------------------
          (Daniel L. Trampush)                         Financial Officer)


                           GST EQUIPMENT FUNDING, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                   PAGE
Independent Auditors' Report.......................................................................................F - 2

Balance Sheets at December 31, 1999 and 1998.......................................................................F - 3

Statements of Operations
     for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the period from March 5, 1997 (date of inception) to September 30, 1997..............................................................................F - 4

Statements of Shareholder's Deficit for the years ended December 31,
     1999 and 1998, the three-month period ended December 31, 1997 and the period from March 5, 1997 (date of inception)
     to September 30, 1997.........................................................................................F - 5

Statements of Cash Flows
     for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the period from March 5, 1997 (date of inception) to September 30, 1997..............................................................................F - 6

Notes to Financial Statements......................................................................................F - 7


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
GST Equipment Funding, Inc.:

We have audited the accompanying balance sheets of GST Equipment Funding, Inc. as of December 31, 1999 and 1998 and the related statements of operations, shareholder's deficit, and cash flows for each of the years in the two-year period ended December 31, 1999, the three-month period ended December 31, 1997 and for the period from March 5, 1997 (date of inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GST Equipment Funding, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 1999, the three-month period ended December 31, 1997 and for the period from March 5, 1997 (date of inception) to September 30, 1997, in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ KPMG LLP

Portland, Oregon
March 17, 2000

                           GST EQUIPMENT FUNDING, INC.

                                 Balance Sheets

                      (In thousands, except share amounts)


                                                                                               DECEMBER 31,
                                                                                 -----------------------------------------
                                   Assets                                               1999                  1998
                                                                                 -------------------   -------------------
Current assets--
     Restricted investments; current                                              $          17,192     $          32,759

Restricted investments                                                                         --                  17,244
Notes receivable from parent                                                                223,806               194,228
Interest receivable from parent                                                               5,715                 4,812
Deferred financing costs, net                                                                 7,210                 8,187
                                                                                 -------------------   -------------------
                 Total assets                                                     $         253,923     $         257,230
                                                                                 ===================   ===================
                    LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
     Accrued interest payable                                                     $           5,852     $           5,852
     Other payable to parent                                                                   --                   1,037
                                                                                 -------------------   -------------------
                                                                                              5,852                 6,889
                                                                                 -------------------   -------------------
Long-term debt
Shareholder's deficit:                                                                      265,000               265,000
     Common shares:
        1,000 shares authorized, 100 shares issued and outstanding,
           $.01 par common shares                                                             --                     --
        Additional paid-in capital                                                           17,713                36,000
        Note receivable from parent                                                         (16,713)              (35,000)
        Accumulated deficit                                                                 (17,929)              (15,659)
                                                                                 -------------------   -------------------
                                                                                            (16,929)              (14,659)
                                                                                 -------------------   -------------------
                 Total liabilities and shareholder's deficit                      $         253,923     $         257,230
                                                                                 ===================   ===================


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            Statements of Operations

                                 (In thousands)



                                                                                                                   PERIOD FROM
                                                                                                                  MARCH 5, 1997
                                                                                            THREE-MONTH             (DATE OF
                                                     YEARS ENDED DECEMBER 31,               PERIOD ENDED          INCEPTION) TO
                                             -----------------------------------------      DECEMBER 31,          SEPTEMBER 30,
                                                    1999                  1998                  1997                  1997
                                             -------------------   -------------------   -------------------   --------------------
Revenues:
     Interest income                         $           33,821    $           28,979    $            6,059    $             8,248
                                             -------------------   -------------------   -------------------   --------------------
                 Total revenues                          33,821                28,979                 6,059                  8,248
                                             -------------------   -------------------   -------------------   --------------------
Operating costs and expenses:
     Interest expense                                    36,091                36,102                 9,019                 13,824
                                             -------------------   -------------------   -------------------   --------------------
                 Loss before income taxes                (2,270)               (7,123)               (2,960)                (5,576)
                                             -------------------   -------------------   -------------------   --------------------
Income tax expense (benefit):
     Current                                             --                     --                   (2,680)                 2,680
     Deferred                                            --                     --                     --                      --
                                             -------------------   -------------------   -------------------   --------------------
                                                         --                    --                    (2,680)                 2,680
                                             -------------------   -------------------   -------------------   --------------------
                 Net loss                    $           (2,270)   $           (7,123)   $             (280)   $            (8,256)
                                             ===================   ===================   ===================   ====================


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                       Statements of Shareholder's Deficit

                      (In thousands, except share amounts)


                                                                                NOTE
                                       COMMON SHARES          ADDITIONAL      RECEIVABLE                         TOTAL
                                 -------------------------      PAID-IN         FROM          ACCUMULATED    SHAREHOLDER'S
                                    SHARES        AMOUNT        CAPITAL        PARENT           DEFICIT         DEFICIT
                                 -----------   -----------   -------------  -------------    --------------  -------------
Balances, at date of inception         100        $  --         $      1     $       --         $    --       $       1
Capital investment by parent            --           --           35,999        (35,000)             --             999
Net loss                                --           --             --               --            (8,256)       (8,256)
                                 -----------   -----------   -------------  -------------    --------------  -------------
Balances, September 30, 1997           100           --           36,000        (35,000)           (8,256)       (7,256)
Net loss                                --           --             --               --              (280)         (280)
                                 -----------   -----------   -------------  -------------    --------------  -------------
Balances, December 31, 1997            100           --           36,000        (35,000)           (8,536)       (7,536)
Net loss                                --           --             --               --            (7,123)       (7,123)
                                 -----------   -----------   -------------  -------------    --------------  -------------
Balances, December 31, 1998            100           --           36,000        (35,000)          (15,659)      (14,659)
Forgiveness of note
  receivable from parent                --           --          (18,287)        18,287                --            --
Net loss                                --           --             --               --            (2,270)       (2,270)
                                 -----------   -----------   -------------  -------------    --------------  -------------
Balances, December 31, 1999            100        $  --         $ 17,713     $  (16,713)        $ (17,929)    $  (16,929)
                                 ===========   ===========   =============  =============    ==============  =============


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                            Statements of Cash Flows

                                 (In thousands)


                                                                                                                       PERIOD FROM
                                                                                                                      MARCH 5, 1997
                                                                                                     THREE-MONTH        (DATE OF
                                                                                                     PERIOD ENDED    INCEPTION) TO
                                                                         YEARS ENDED DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                                 ----------------------------------
                                                                        1999              1998           1997            1997
                                                                 ----------------   --------------- ------------- -----------------
Operations:
     Net loss                                                       $     (2,270)      $   (7,123)   $     (280)      $     (8,256)
     Adjustments to reconcile net loss to net cash (used
        in) provided by operations:
           Amortization of deferred financing costs                          977              989           241                364
           Changes in non-cash operating working capital:
              Interest receivable from parent                               (903)          (2,142)          985             (3,655)
              Accrued interest payable                                     --                --          (7,608)            13,460
              Accrued income taxes payable to parent                       --                --          (2,680)             2,680
              Other payable to parent                                     (1,037)            (223)         (645)             1,905
                                                                 ----------------   --------------- -------------- -----------------
                    Cash (used in) provided by operations                 (3,233)          (8,499)       (9,987)            6,498
                                                                 ----------------   --------------- -------------- -----------------
Investments:
     Change in investments restricted for the
        purchase of property and equipment                                 --              62,484        12,217           (74,701)
     Notes receivable from parent                                        (29,578)         (85,064)      (17,890)          (91,274)
                                                                 ----------------   --------------- -------------- -----------------
                    Cash used in investing activities                    (29,578)         (22,580)       (5,673)         (165,975)
                                                                 ----------------   --------------- -------------- -----------------
Financing:
     Proceeds from long-term debt                                          --                --            --            265,000
     Change in investments restricted to finance interest
        payments                                                          32,811           30,888        15,083          (95,974)
     Deferred debt financing costs                                         --                (182)          (53)          (9,546)
     Proceeds from investment by parent                                    --                --            --              1,000
                                                                 ----------------   --------------- -------------- -----------------
                    Cash provided by financing activities                 32,811           30,706         15,030         160,480
                                                                 ----------------   --------------- -------------- -----------------
                    Increase (decrease) in cash and cash
                        equivalents                                        --               (373)           (630)          1,003

Cash and cash equivalents, beginning of period                             --                373           1,003            --
                                                                 ----------------   --------------- -------------- -----------------
Cash and cash equivalents, end of period                            $      --     $          --      $       373   $       1,003
                                                                 ================   =============== ============== =================
Supplemental disclosure of cash flow information:
     Cash paid for interest                                         $     35,113     $       35,113  $    16,386   $        --


See accompanying notes to financial statements.

                           GST EQUIPMENT FUNDING, INC.

                          Notes to Financial Statements

                             December 31, 1999, 1998

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

         The Company classifies its restricted investments, consisting at December 31, 1999 of $17,192 in U.S. Treasury securities as held-to-maturity. Held-to-maturity investments, recorded at amortized cost, totaled $17,192 and $50,003 at December 31, 1999 and 1998, respectively, and maturing in four months, are restricted for interest payments.

         DEFERRED FINANCING COSTS

         Deferred financing costs, consisting of legal, accounting and underwriting fees related to the May 13, 1997 debt offering, and are being amortized to interest expense over the life of the related notes. Amounts amortized totaled $977, $989, $241 and $364 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the period from March 5, 1997 (date of inception) to September 30, 1997, respectively.

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

         Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The long-term debt has a book value of $265,000 at both December 31, 1999 and 1998 and a fair value of $262,350 and $273,933 at December 31, 1999 and 1998, respectively.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made in the accompanying financial statements for prior periods to conform with the December 31, 1999 presentation.

(2)      FINANCING ARRANGEMENTS

         LONG-TERM DEBT

The Company's long-term debt consists of the following at December 31, 1999, 1998, and 1997 and September 30, 1997:


Senior Secured Notes, interest at 13.25%, due
May 1, 2007                                                                                  $  265,000
                                                                                         ===================


         ISSUANCE OF SENIOR SECURED NOTES

         The Company completed a private placement (the 1997 Offering) under an indenture (the Indenture) dated May 13, 1997, of $265,000 of Senior Secured Notes (the Secured Notes). The Secured Notes bear interest at 13.25% payable in semiannual installments commencing November 1, 1997. Net proceeds from the 1997 Offering totaled approximately $255,800, $93,790 of which were set aside to fund the first six scheduled interest payments. The remainder of the net proceeds is restricted to the purchase and installation of telecommunications equipment. Pursuant to the Indenture, all purchased equipment will be sold to GST USA for use in its telecommunications operations (see note 3). The Secured Notes are secured by a first priority security interest in the equipment and the restricted investment securities held for the payment of interest. The Secured Notes are subject to certain debt covenants.

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

(3)      RELATED PARTY TRANSACTIONS

         The Company acts as a purchasing agent for GST USA and sells to GST USA the equipment it purchases with the proceeds from the 1997 Offering. The note receivable from parent of $223,806 and $194,228, at December 31, 1999 and 1998 respectively, represents equipment purchases for GST USA and compounded interest. The note receivable is guaranteed by GST and bears interest at 15.25%, compounded semiannually on May and November 1, and is payable in full on May 13, 2000. Interest income earned on the note receivable from parent totaled $31,518, $23,271, $3,838 and $3,543 for the years ended
         December 31, 1999 and 1998, the three-month period ended December
         31, 1997 and the year ended September 30, 1997, respectively.

         The payable to parent of $0 and $1,037 at December 31, 1999 and 1998, respectively, consists of cash advances from GST USA for the purchase of equipment and the payment of expenses.

(4)      INCOME TAXES

         The provision for income taxes differs from the "expected" amount computed by applying the U.S. federal corporate rate as follows:


                                                                                                       PERIOD FROM
                                                                                                      MARCH 5, 1997
                                                                                 THREE-MONTH            (DATE OF
                                             YEARS ENDED DECEMBER 31,            PERIOD ENDED         INCEPTION) TO
                                      -------------------------------------       DECEMBER 31,        SEPTEMBER 30,
                                              1999               1998                1997                  1997
                                      ------------------------------------------------------------------------------
Computed "expected"
    income tax benefit..........           $     (772)        $     (2,421)      $  (1,007)           $  (1,896)
Effect of change in
    valuation allowance.........                  772                2,421          (1,673)               4,576
                                         ---------------    ---------------    -----------------    -------------------
Actual tax expense (benefit)........       $     ----         $     ----         $  (2,680)           $   2,680
                                         ===============    ===============    =================    ===================


         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are derived primarily from interest expense not currently deductible for tax purposes. Gross deferred tax assets and liabilities amount to $6,096 and $-0-, respectively, at December 31, 1999 and $5,324 and $-0-, respectively at December 31, 1998.

       The valuation allowance for deferred tax assets as of December 31, 1999, 1998 and 1997 and September 30, 1997 was $6,096, $5,324, $2,903 and
       $4,576, respectively. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the period from March 5, 1997 (date of inception) to September 30, 1997 was an increase of $772, an increase of $2,421, a decrease of $1,673 and an increase of $4,576, respectively.

       The Company files consolidated income tax returns with its parent corporation. However, income tax expense (benefit) is computed as if the Company filed on a single entity basis. The tax related balance due to the parent corporation as of December 31, 1999, 1998 and 1997 and September 30, 1997 was $-0-, $-0-, $-0- and $2,680, respectively.