Form 10-Q
period 2000-03-31
GST EQUIPMENT FUNDING INC
filed 2000-06-23
CIK 1044271

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from          to
                               --------

                          Commission file number 0-9728
                                                 ------

                           GST EQUIPMENT FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                                    91-1785734
------------------------------                              --------------------
(State or Other Jurisdiction                        (IRS Employer Identification
 of Incorporation or Organization)                 Number)


        4001 Main Street, Vancouver, WA                                    98663
------------------------------------------                              --------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100
                                                    --------------

                                       N/A

-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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
                                                              Yes   X    No
                                                                   -----    ----

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 22, 2000, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

                          GST EQUIPMENT FUNDING, INC.


                                     INDEX

                                                                                      PAGE(s)
                                                                                      ------

                                              PART I: FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS:

                 Balance Sheets - March 31, 2000 and December 31, 1999                      2

                 Statements of Operations
                 - Three Months Ended March 31, 2000 and 1999                               3

                 Statements of Cash Flows
                 - Three Months Ended March 31, 2000 and 1999                               4

                 Notes to Financial Statements                                              5



ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
                 NARRATIVE)                                                                 5-6

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 6


                                              PART II: OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                           7


SIGNATURES                                                                                  8


                          GST EQUIPMENT FUNDING, INC.

                                Balance Sheets

                     (In thousands, except share amounts)

                                  (Unaudited)



                                                                              MARCH 31,                DECEMBER 31,   (1)
                              ASSETS                                            2000                       1999
                                                                        ----------------------     ----------------------
Current assets--
    Restricted investments..................................            $           17,465         $           17,192

Notes receivable from parent................................                       223,806                    223,806
Interest receivable from parent.............................                        14,287                      5,715
Deferred financing costs, net...............................                         6,965                      7,210
                                                                        ------------------         ------------------

                                                                        $          262,523         $          253,923
                                                                        ==================         ==================

              LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities--
    Accrued interest payable................................            $           14,630          $           5,852

Long-term debt..............................................                       265,000                    265,000

Commitments, contingencies and subsequent events

Shareholder's deficit:
    Common stock:
       Authorized - 1,000 of $.01 par
         common shares; issued and
         outstanding - 100 shares...........................                                                       --
    Additional paid-in capital..............................                         5,068                     17,713
    Note receivable from parent.............................                        (4,068)                   (16,713)
    Accumulated deficit.....................................                       (18,107)                   (17,929)
                                                                        ------------------         ------------------

                                                                                   (17,107)                   (16,929)
                                                                        ------------------         ------------------

                                                                        $          262,523         $          253,923
                                                                        ==================         ==================




(1) The information in this column was derived from GST Equipment Funding, Inc.'s audited financial statements as of December 31, 1999.

See accompanying notes to financial statements.

                          GST EQUIPMENT FUNDING, INC.

                           Statements of Operations

                                (In thousands)

                                  (Unaudited)



                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                   -----------------------------------
                                                                        2000                1999
                                                                   ----------------    ---------------
Revenues--
     Interest income                                            $            8,845  $           8,189
                                                                   ----------------    ---------------

           Total revenues                                                    8,845              8,189

Operating costs and expenses--
     Interest expense                                                        9,023              9,023
                                                                   ----------------    ---------------

           Loss before income taxes                                          (178)              (834)
                                                                   ----------------    ---------------

Income tax expense (benefit):
    Current                                                                    ---                ---
    Deferred                                                                   ---                ---
                                                                   ----------------    ---------------

                                                                               ---                ---
                                                                   ----------------    ---------------

           Net loss                                             $            (178)  $           (834)
                                                                   ================    ===============






See accompanying notes to financial statements.

                          GST EQUIPMENT FUNDING, INC.

                           Statements of Cash Flows

                                (In thousands)

                                  (Unaudited)





                                                                                                  THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                -------------------------------------------------
                                                                                       2000                       1999
                                                                               ----------------------     ----------------------
Operations:
    Net loss.......................................................         $                (178)    $                 (834)
    Items not involving cash--
       Amortization of deferred financing costs....................                           245                        245
    Changes in non-cash operating working capital:
       Interest receivable from parent.............................                        (8,572)                    (7,405)
       Accrued interest payable                                                             8,778                      8,778
       Other payable to parent.....................................                            --                        307
                                                                               ----------------------     ----------------------

                Cash provided by operations........................                           273                      1,091
                                                                               ----------------------     ----------------------

Financing--
    Change in investments restricted for interest
       payments....................................................                          (273)                      (785)
                                                                               ----------------------     ----------------------

                Cash used in financing activities..................                          (273)                      (785)
                                                                               ----------------------     ----------------------

                Increase in cash and
                  cash equivalents.................................                            --                        306

Cash and cash equivalents, beginning of period.....................                            --                         --
                                                                               ----------------------     ----------------------

Cash and cash equivalents, end of period...........................         $                  --     $                  306
                                                                               ======================     ======================

Supplemental disclosure of cash flow information:
    Cash paid for interest.........................................         $                  --     $                   --


See accompanying notes to financial statements.

                          GST EQUIPMENT FUNDING, INC.

                         Notes to Financial Statements

                                  (Unaudited)

1.      BANKRUPTCY PROCEEDINGS AND LETTER OF INTENT

        On May 17, 2000, GST Telecommunications, Inc. ("GST or the Company") (including all of its subsidiaries) filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. GST and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

        On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

        Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the court.

        GST has obtained a commitment letter which will provide them, subject to satisfying certain conditions, debtor-in-possession financing for $50 million and the potential for up to an additional $75 million in cash. This debtor-in-possession financing is subject to certain restrictions and is also contingent on court approval.

        On May 16, 2000, GST signed a letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of GST's assets for $450 million in cash. On June 12, 2000, GST announced that the letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of GST's assets would not be proceeding. On June 13, 2000, GST, with approval of the bankruptcy court, opened the bidding procedures in an auction format for substantially all of its assets. Qualified buyers must submit their bids prior to July 31, 2000, with an auction occurring on August 4, 2000. If such a sale is consummated, it is highly unlikely that the current equity security holders of GST Equipment Funding, Inc. would receive any distribution upon the subsequent liquidation of GST Equipment Funding, Inc. and the interest of both secured and unsecured creditors may be substantially impaired.

2.      BASIS OF PRESENTATION

        The accompanying financial statements of GST Equipment Funding, Inc. ("GST Funding") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with GST Funding's audited financial statements for the year ended December 31, 1999, as included in GST Funding's Report on Form 10-K for the year ended December 31, 1999.

3.      NET INCOME (LOSS) PER SHARE AND SHAREHOLDER'S DEFICIT

        GST Funding does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 100 for the periods presented, all of which are owned by GST USA, Inc. ("GST USA"), loss per share data is meaningless and is not presented in the accompanying financial statements.

4.      IMPAIRMENT OF ASSETS

        Due to the event described in Note 1 and the potential disposition of substantially all of GST's assets, GST Funding is considering if an impairment of assets has occurred during the three months ended June 30, 2000 under SFAS No. 121 "Accounting for the Impairment of Long-Lived assets and for the Long-Lived Assets to be disposed of." If it is determined that an impairment did occur, GST Funding believes that it will have a material affect on that period's financial statements.


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

           As of March 31, 2000, GST Funding had purchased approximately $168.4 million of equipment and held restricted investments of approximately $17.5 million restricted for the payment of interest. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

RECENT DEVELOPMENTS

           As of May 13, 2000, GST USA completed the assumption of GST Funding's 13.25% Senior Secured Notes due 2007. This assumption was required by the indentures governing the Secured Notes.

          On May 17, 2000, GST and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. GST and its subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No.00-1982 (GMS).

          On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

          Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the court.

          GST has obtained a commitment letter which will provide them, subject to satisfying certain conditions, debtor-in-possession financing for $50 million in cash and the potential for up to an additional $75 million in cash. This debtor-in-possession financing is subject to certain restrictions and is also contingent on court approval. On May 26, 2000, the Bankrupcy Court entered an order approving the initial $30 million of this financing.

          Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of the such cases on its business, or on the interests of creditors and shareholders. However, management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of GST and its subsidiaries.

          On May 16, 2000, GST signed a letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of its assets for $450 million in cash. On June 12, 2000, GST announced that the letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of GST's assets would not be proceeding. On June 13, 2000, GST, with approval of the bankruptcy court, opened the bidding procedures in an auction format for substantially all of its assets. Qualified buyers must submit their bids prior to July 31, 2000, with an auction occurring on August 4, 2000. If such a sale is consummated, it is highly unlikely that the current equity security holders of GST funding would receive any distribution upon the subsequent liquidation of GST funding and the interest of both secured and unsecured creditors may be substantially impaired.

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

           Interest income earned on GST Funding's investment portfolio is affected by changes in the general level of U.S. interest rates. GST Funding believes that it is not exposed to significant changes in fair value because such investments are composed of government debt instruments and the maturities are short term. The fair value of each investment approximates amortized cost.

           GST Funding does not use derivative financial instruments to manage its interest rate risk. GST Funding's long-term debt had a book value of $265,000 and a market value of $198,750 at March 31, 2000.

                           PART II: OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                       Exhibit 27 Financial Data Schedule

             (b)  Reports on Form 8-K

                       Reference is made to the report on Form 8-K filed as of May 24, 2000, on which GST reported the following:

                       On May 17, 2000, we filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware. Pursuant to the bankruptcy filing, we have remained in possession of our assets and properties, and our business and affairs will continue to be managed by our directors and officers, subject in each case to the supervision of the Bankruptcy Court.

                       On May 17, 2000, we issued a press release, addressing our voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, our letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets, and our receipt of a commitment for Debtor-In-Possession financing for up to $50 million in cash and the potential for up to an additional $75 million in cash (subject to certain restrictions and court approval) to continue day-to-day operations.

                       We have postponed our annual shareholders' meeting that had been scheduled for June 8, 2000. Our plan is to hold an annual shareholders' meeting in the course of our restructuring. On May 24, 2000, we issued a press release regarding this matter.

                              S I G N A T U R E S


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.




       Date: June 22, 2000                           GST EQUIPMENT FUNDING, INC.
             ------------                               (Registrant)





                                                     /s/ Donald A. Bloodworth
                                                     ---------------------------------------------------
                                                    Donald A. Bloodworth,
                                                    (Senior Vice President and Chief Financial Officer)
